Form 10-Q
period 2014-12-31
LEGACY VENTURES INTERNATIONAL INC.
filed 2015-03-17
CIK 1616788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended December 31, 2014

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-199040

LEGACY VENTURES INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0826318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2602 Innisfil Road

Mississauga, Ontario, L5M 4H9, Canada

(Address of principal executive offices)(Zip Code)

(647) 478-6385

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of March 16, 2015, the registrant had 7,400,000 shares of its common stock outstanding.

LEGACY VENTURES INTERNATIONAL INC.

QUARTERLY REPORT ON FORM 10-Q

DECEMBER 31, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Legacy Ventures International Inc. (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

LEGACY VENTURES INTERNATIONAL INC.
(A Development Stage Company)
For the three months ended December 31, 2014

Unaudited Financial Statements

Condensed Balance at Sheets at December 31, 2014 (unaudited) and June 30, 2014	4

Condensed Statements of Operations and Comprehensive Loss for the three and six months ended December 31, 2014 and since inception (unaudited)	5

Condensed Statement of Cash Flows for the three and six months ended December 31, 2014 and since inception (unaudited)	6

Notes to Condensed Financial Statements	7-9

LEGACY VENTURES INTERNATIONAL INC.

(A Development Stage Company)

(Expressed in United States Dollars) - Unaudited

CONDENSED BALANCE SHEETS

As at December 31, 2014 and June 30, 2014

	December 31,	June 30,
	2014	2014
	$	$
CURRENT ASSETS
Cash	986	5,366
Total current assets	986	5,366
TOTAL ASSETS	986	5,366

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	4,154	2,770
Due to a related party	734	734
Total current liabilities	4,888	3,504
TOTAL LIABILITIES	4,888	3,504

STOCKHOLDERS' (DEFICIENCY) EQUITY
Authorized:
7,500,000 common stock, no par value
Issued and outstanding:
7,400,000 common stock as at December 31, 2014 (June 30, 2014: 600,000 common stock) (Note 4)	68,083	5,540
Deficit accumulated during development stage	(71,965)	(3,631)
Accumulated other comprehensive loss	(20)	(47)
Total stockholders' (deficiency) equity	(3,902)	1,862
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY	986	5,366

Going concern (Note 2)

See accompanying notes

LEGACY VENTURES INTERNATIONAL INC.

(A Development Stage Company)

(Expressed in United States Dollars) - Unaudited

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the three and six months ended December 31, 2014 and from March 4, 2014 (Inception) to December 31, 2014

			Cumulative from
	Three months	Six months	March 4, 2014
	ended	ended	(Inception) to
	December 31,	December 31,	December 31,
	2014	2014	2014
	$	$	$

REVENUE	—	—	—

EXPENSES
Professional fees	2,438	68,041	70,775
Incorporation expenses	—	—	679
Bank charges	17	110	145
General expenses	—	184	366
Total expenses	2,455	68,335	71,965
Net loss for the period before income taxes	(2,455)	(68,335)	(71,965)
Income taxes	—	—	—
Net loss for the period	(2,455)	(68,335)	(71,965)
Foreign currency translation adjustment	34	28	(20)
COMPREHENSIVE LOSS	(2,421)	(68,307)	(71,985)

Loss per share, basic and diluted	(0.0003)	(0.0106)

Weighted average number of
common stock outstanding, basic and diluted	7,400,000	6,417,486

See accompanying notes

LEGACY VENTURES INTERNATIONAL INC.

(A Development Stage Company)

(Expressed in United States Dollars) - Unaudited

CONDENSED STATEMENTS OF CASH FLOWS

For the three and six months period ended December 31, 2014 and from March 4, 2014 (Inception) to December 31, 2014

			Cumulative from
	Three months	Six months	March 4, 2014
	ended	ended	(Inception) to
	December 31,	December 31,	December 31,
	2014	2014	2014
	$	$	$

OPERATING ACTIVITIES
Net loss for the period	(2,455)	(68,335)	(71,965)

Issuance of shares for services	—	53,360	53,360

Changes in working capital balances
Accounts payable and accrued liabilities	1,702	1,384	4,154
Cash used by operating activities	(753)	(13,591)	(14,451)

INVESTING ACTIVITIES
Due to a related party	—		734
Cash provided by investing activities	—	—	734

FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	9,183	14,723
Cash provided by financing activities	—	9,183	14,723

Net (decrease) increase in cash during the period	(753)	(4,408)	1,006

Effect of foreign currency translation	34	28	(20)

Cash, beginning of period	1,705	5,366	—
Cash, end of period	986	986	986

See accompanying notes

LEGACY VENTURES INTERNATIONAL INC.

(A Development Stage Company)

Notes to the Condensed Interim Financial Statements

For the quarter ended December 31, 2014

(Expressed in United States Dollars)

1.	NATURE OF OPERATIONS

Legacy Ventures International Inc. (the “Company”) was incorporated on March 4, 2014 in the state of Nevada. The Company is a development stage company and is engaged in the development of a new real estate management company.

The Company’s registered office is located at 2602 Innisfil Road, Mississauga, Ontario L5M 4H9, Canada.

2.	GOING CONCERN

The Company's unaudited condensed interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited condensed interim financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has a minimum cash balance available for payment of ongoing operating expenses, has experienced losses from operations, and it does not have a source of revenue. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the SEC and are expressed in US dollars. Accordingly, the unaudited condensed interim financial statements do not include all information and footnotes required by US GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending June 30, 2015 or for any other interim period. The unaudited condensed interim financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the period ended June 30, 2014.

The Company’s fiscal year-end is June 30. The Company’s functional currency is Canadian (“CDN”) dollars. The Company’s reporting currency is the U.S. dollar.

LEGACY VENTURES INTERNATIONAL INC.

(A Development Stage Company)

Notes to the Condensed Interim Financial Statements

For the quarter ended December 31, 2014

(Expressed in United States Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation (continued)

The Company is considered to be in the development stage as defined in Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company has devoted substantially all of its efforts to business planning and development by means of raising capital for operations. The Company has not yet realized any revenue. Among the disclosures required by ASC 915 are that the Company's  financial statements be identified as those of a development stage company, and that the statements of operations and comprehensive loss, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates may include those pertaining to accruals and going concern assumption assessment. Actual results could materially differ from those estimates.

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date.

Effective June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915). Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The objective of the amendments is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities. As a result, the amendments in this Update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities.

The amendments also eliminate an exception previously provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity at risk. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to:

LEGACY VENTURES INTERNATIONAL INC.

(A Development Stage Company)

Notes to the Condensed Interim Financial Statements

For the quarter ended December 31, 2014

(Expressed in United States Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Standards (continued)

1) present inception-to-date information in the statements of income, cash flows, and shareholder equity;

2) label the financial statements as those of a development stage entity;

3) disclose a description of the development stage activities in which the entity is engaged; and

4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

4.	STOCKHOLDERS’ EQUITY

COMMON STOCK - AUTHORIZED

As at December 31, 2014, the Company authorized to issue 7,500,000 shares of common stock, with no par value.

COMMON STOCK - ISSUED AND OUTSTANDING

During May 2014, the Company issued 600,000 shares of common stock for $5,540 cash.

During July 2014, the Company issued 1,000,000 shares of common stock for $9,183 cash.

During August 2014, the Company issued 5,400,000 shares of common stock to its founding member and 400,000 shares of common stock to a consultant for services rendered. These services amounting to $53,360 have been valued based on recent private placement of the Company and is included in professional fees presented in the statements of operations and comprehensive loss.

5. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that there are no material subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth in this Management's Discussion and Analysis of Financial Condition and Results of  Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in our revenue and profitability, (ii) prospective business opportunities and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, liquidity, ability to complete financing and purchase capital expenditures, growth of our business including entering into future agreements with companies, and plans to successfully develop and obtain approval to market our product. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Our revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of the our company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, and changing government regulations domestically and internationally affecting our products and businesses.

You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this Quarterly Report.

US Dollars are denoted herein by “USD”, "$" and "dollars".

Overview

Legacy Ventures International Inc. is a development-stage real estate management firm based in Toronto, Ontario, Canada. Incorporated on March 4, 2014 under the laws of the state of Nevada, Legacy Ventures offers management and consulting services to residential and commercial real estate property owners and investors who rent out their properties to third party tenants. We plan to focus on managing real estate properties in the Greater Toronto area and maintain a client base consists of hotels, commercial properties, medical facilities and apartment buildings. However, it is our intention to expand our services nationwide and eventually throughout North America. We plan to generate revenue through management and service fees with our clients. Our goal is to develop our company into a reputable real estate management firm that will provide professional property management services throughout both Canada and the United States, and at the same time through our value-added service, help our clients raise the profile of their properties to obtain a sustainable return on their investments.

Plan of Operations

We have commenced limited operations and our proposed business plan is not yet fully operational. We are finalizing our business plan and working to obtain our first client but have not yet engaged any clients.

We plan to first create an online presence in order to drive awareness of the company. This is expected to include developing a website, creating a blog focused on marketing within the real estate industry, and building a presence through social media.

Once we have built a establish our presence in the local market, we intend to actively market our services and begin to form more material relationships and enter into more agreements with real estate investors, developers and owners. We will need additional capital generated from such agreements in order to develop a scalable product that can be sold on a larger-scale basis at a strong return for the company.

Within the next nine months, we intend to market our property management and consulting services to the real estate industry in the Greater Toronto area. We have a three step approach. The first is to leverage our CEO Rehan Saeed’s existing network of consisting professional contacts that he has built over the course of his tenure working in the industry. The primary form of communication will be through personal outreach, distribution of flyers via mail and emails inviting them to register on our website. By enrolling in our website, the clients will have the ability to list their investment properties that they wish to lease out. Once we have reached the first 100 properties listed on our site, then we will start an online advertising campaign with major search engines such as Google, Bing and Yahoo advertising to attract both real estate owners and tenants to start generating revenue. The Company has budgeted $2,000 for the cost of this marketing approach to the business. The funds will cover the cost of designing the website, hosting, search engine advertising and a simple marketing brochure.

The next step is to attend seminars, roadshows, reach out to real estate brokerages and business owners in negotiating management contracts for commercial office spaces. The plan is to build and maintain a long term relationships that provide unique value adds to the property management contract. These value-added services will be designed as options in the contracts to meet various customer needs such as providing: Lawn care maintenance, Snow removal from property, Minor non-structural repairs. These services will contribute towards generating additional revenue for the company.

The third step would be to penetrate specialty markets in property management such as medical clinics, nursing homes and senior residences. These niche segments allows a property manager to make additional revenue from the value-added services as described above.

If we are unable to build our customer base or gain any clients, we will cease our development and/or marketing operations until we raise sufficient capital. Attempting to raise capital after failing in any phase of our development plan could be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.   We intend to raise additional capital through private placements once we gain a quotation on the OTC Bulletin Board, for which there is no assurance. If we need additional cash but are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

Results of Operations - Three months and six months ended December 31, 2014

The Company has not conducted any active operations since inception. No revenue has been generated by the Company from March 4, 2014 (Inception) to December 31, 2014. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has a minimum cash balance available for payment of ongoing operating expenses, has experienced losses from operations, and it does not have a source of revenue. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

For the three months ended December 31, 2014, the Company had a net loss of $2,455, comprising of professional fees of $2,438 and bank charges of $17. Professional fees mainly comprise of auditor’s review fees and edger agent fees.

For the six months ended December 31, 2014, the Company had a net loss of $68,335, comprising of professional fees of $68,041, bank charges of $110 and general expenses of $184. Professional fees mainly comprise of $49,680 relating to the issuance of 5,400,000 shares to a founder member valued at the most recent private placement price, $3,680 relating to the issuance of 400,000 shares to a consultant valued at the most recent private placement price and $14,975 relating to the accrual of lawyer’s fees, auditor’s review fees and edger agent fees.

Liquidity and Capital Resources

As of December 31, 2014, the Company had only one asset, cash, of $986. The Company’s liabilities as of December 31, 2014 were $4,888, which comprised of $4,154 in accounts payable and accrued liabilities and $734 balance due to a related party. As at December 31, 2014, the Company had a working capital deficit of $3,902.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months and six months ended December 31, 2014:

	For the three months ended December 31, 2014	For the six months ended December 31,2014
Net Cash (Used in) Operating Activities	$(753)	$(13,591)
Net Cash Provided by Investing Activities	-	-
Net Cash Provided by Financing Activities	-	$9,183
Net Decrease in Cash and Cash Equivalents	$(753)	$(4,408)

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Going Concern

Our financial statements have been prepared on a going concern basis. As of December 31, 2014, we have not generated any revenues since inception.  We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, our auditor has substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

Critical Accounting Policies and Estimates

Basis of Presentation

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the SEC. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

Development Stage

As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet dates.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three months ended December 31, 2014.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses for the period from March 4, 2014 (inception) through December 31, 2014. Actual results could differ from those estimates made by management.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of December 31, 2014 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

Because of our limited operations, we have limited number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2014

Legacy Ventures International Inc.

/s/ Rehan Saeed
Name: Rehan Saeed
Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer & Principal Financial Officer)

Page 16