Form 10-Q
period 2015-03-31
LEGACY VENTURES INTERNATIONAL INC.
filed 2015-05-12
CIK 1616788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2015

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

Yes ☐ No ☒

As of May 12, 2015, the registrant had 7,400,000 shares of its common stock outstanding.

LEGACY VENTURES INTERNATIONAL INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2015

LEGACY VENTURES INTERNATIONAL INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Legacy Ventures International Inc. (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

Unaudited Financial Statements

Condensed Balance Sheets at March 31, 2015 (unaudited) and June 30, 2014	2

Condensed Statements of Operations and Comprehensive Loss for the three and nine months ended March 31, 2015	3

Condensed Statement of Cash Flows for the nine months ended March 31, 2015	4

Notes to Condensed Financial Statements	5 - 7

LEGACY VENTURES INTERNATIONAL INC.

CONDENSED BALANCE SHEETS

	March 31,	June 30,
	2015	2014
	(Unaudited)	(Audited)
	$	$
CURRENT ASSETS
Cash	11,369	5,366
Total current assets	11,369	5,366
TOTAL ASSETS	11,369	5,366

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
CURRENT LIABILITIES
Accrued liabilities	3,945	2,770
Due to shareholder (Note 5)	14,040	—
Due to a related party (Note 5)	734	734
Total current liabilities	18,719	3,504
TOTAL LIABILITIES	18,719	3,504

STOCKHOLDERS' (DEFICIENCY) EQUITY
Authorized: 7,500,000 common stock, no par value Issued and outstanding: 7,400,000 common stock as at March 31, 2015 (June 30, 2014: 600,000 common stock) (Note 4)	68,083	5,540
Accumulated deficit	(75,097)	(3,631)
Accumulated other comprehensive loss	(336)	(47)
Total stockholders' (deficiency) equity	(7,350)	1,862
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY	11,369	5,366

Going concern (Note 2)
Subsequent events (Note 6)

See accompanying notes

LEGACY VENTURES INTERNATIONAL INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the	For the
	three months ended	nine months ended
	March 31, 2015	March 31, 2015
	(Unaudited)	(Unaudited)
	$	$

REVENUE	—	—

EXPENSES
Professional fees	3,082	71,122
Bank charges	50	160
General expenses	—	184
Total expenses	3,132	71,466
Net loss for the period before income taxes	(3,132)	(71,466)
Income taxes	—	—
Net loss for the period	(3,132)	(71,466)
Foreign currency translation adjustment	(316)	(289)
COMPREHENSIVE LOSS	(3,448)	(71,755)

Loss per share, basic and diluted	(0.0005)	(0.0106)
Weighted average number of common stock outstanding, basic and diluted	7,400,000	6,741,392

See accompanying notes

LEGACY VENTURES INTERNATIONAL INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the
nine months ended
March 31, 2015
(Unaudited)
$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(71,466)

Adjustments to reconcile net loss to net cash generated from (used in) operations:
Issuance of shares for services	53,360

Changes in operating assets and liabilities:
Accrued liabilities	1,175

Net cash used in operating activities	(16,931)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to shareholders	14,040
Proceeds from issuance of common stock	9,183
Net cash provided by financing activities	23,223

Net increase in cash during the period	6,292

Effect of foreign currency translation	(289)

Cash, beginning of the period	5,366
Cash, end of the period	11,369

See accompanying notes

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Condensed Interim Financial Statements

As at March 31, 2015

1.   NATURE OF OPERATIONS

Legacy Ventures International Inc. (the “Company”) was incorporated on March 4, 2014 in the state of Nevada. The Company is engaged in the development of a new Real Estate Management Company.

The Company’s principal place of business is located at 2602 Innisfil Road, Mississauga, Ontario L5M 4H9, Canada.

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

The condensed interim financial statements do not include any comparative information as there were no significant transactions from March 4 to March 31, 2014.

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Condensed Interim Financial Statements

As at March 31, 2015

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Areas involving significant estimates and assumptions include accruals and going concern assessment.  These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known. Actual results could materially differ from those estimates.

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, which will require an entity’s management to assess, for each annual and interim period, whether there is substantial doubt about the entity’s ability to continue as a going concern within one year of the financial statement issuance date. The definition of substantial doubt within the new standard incorporates a likelihood threshold of “probable” similar to the use of that term under current GAAP for loss contingencies. Certain disclosures will be required if conditions give rise to substantial doubt. The guidance will be effective for the Company beginning with fiscal year 2017. Early adoption is permitted. The Company is currently evaluating the impact that this amended guidance will have on its financial statements and related disclosures.

On April 7, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and the accounting for debt issue costs under IFRS. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this Update apply to all companies. They become effective for public business entities in the annual period ending after December 15, 2015, and interim periods within those fiscal years, with early application permitted. The Company is currently evaluating the impact of this accounting standard.

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Condensed Interim Financial Statements

As at March 31, 2015

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Standards

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The Company adopted the new requirements in its financial reporting effective from January 1, 2015.

4.   STOCKHOLDERS’ (DEFICIENCY)/EQUITY

COMMON STOCK - AUTHORIZED

As at March 31, 2015, the Company authorized to issue 7,500,000 shares of common stock, with no par value.

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

At March 31, 2015, there were 7,400,000 shares of common stock issued and outstanding (June 30, 2014 – 600,000).

5.   RELATED PARTY TRANSACTIONS AND BALANCES

Transactions are considered to be related party transactions if management has the ability to exercise significant control through its ownership of shares and presence on the board of directors. Transactions with related parties are in the normal course of operations and are recorded at the exchange amount, which is the amount of consideration established and agreed upon by the related parties. The amounts due to shareholders and other related party are unsecured, non-interest bearing and are payable on demand.

6.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to May 11, 2015, the date the financial statements were issued, pursuant to the requirements of ASC Topic 855 and has determined that there are no material subsequent events to report.

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

If we are unable to build our customer base or gain any clients, we will cease our development and/or marketing operations until we raise sufficient capital. Attempting to raise capital after failing in any phase of our development plan could be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.   We intend to raise additional capital through private placements once we gain a quotation on the OTC Markets, for which there is no assurance. If we need additional cash but are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

Results of Operations - Three months and nine months ended March 31, 2015

The Company has not conducted any active operations since inception. No revenue has been generated by the Company from March 4, 2014 (Inception) to March 31, 2015. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the three months ended March 31, 2015, the Company had a net loss of $3,132, comprising of professional fees of $3,082, and bank charges of $50.

For the nine months ended March 31, 2015, the Company had a net loss of $71,466, comprising of professional fees of $71,122, bank charges of $160 and general expenses of $184.  Professional fees mainly comprise $49,680 relating to the issuance of 5,400,000 shares to a founder member valued at the most recent private placement price, $3,680 relating to the issuance of 400,000 shares to a consultant valued at the most recent private placement price and $17,762 relating to the accrual of lawyer’s fees, auditor’s review fees and edger agent fees.

Liquidity and Capital Resources

As of March 31, 2015, the Company had only one asset, cash, of $11,369. The Company’s liabilities as of March 31, 2015 were $18,719, which comprised of $3,945, in accounts payable and accrued liabilities, $14,040 due to shareholder and $734 balance due to a related party. As at March 31, 2015, the Company had a working capital deficit of $7,350.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended March 31, 2015:

For the nine months ended March 31, 2015 $
Net Cash (Used in) Operating Activities	(16,931)
Net Cash used in Investing Activities
Net Cash Provided by Financing Activities	23,223
Net (Decrease) Increase in Cash and Cash Equivalents	6,292

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

Going Concern

Our financial statements have been prepared on a going concern basis. As of March 31, 2015, we have not generated any revenues since inception.  We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, our auditor has substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three months ended March 31, 2015.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses for the period from March 4, 2014 (inception) through March 31, 2015. Actual results could differ from those estimates made by management.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of March 31, 2015 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2015

LEGACY VENTURES INTERNATIONAL INC.

/s/ Rehan Saeed
Name: Rehan Saeed
Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer & Principal Financial Officer)