Form 10-K
period 2015-06-30
LEGACY VENTURES INTERNATIONAL INC.
filed 2015-08-13
CIK 1616788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-199040

Legacy Ventures International Inc.

(Exact name of registrant as specified in its charter)

Nevada	30-0826318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2602 Innisfil Road Mississauga, Ontario, Canada	L5M 4H9
(Address of principal executive offices)	(Zip Code)

(647) 478-6385

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: none.

As of August 11, 2015, the number of shares of common stock of the registrant outstanding is 7,400,000, no par value per share.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

Item 1.   Business.

Overview

Legacy Ventures International Inc. (“Legacy Ventures”) is a development-stage real estate management firm based in Toronto, Ontario, Canada. Incorporated on March 4, 2014 under the laws of the state of Nevada, Legacy Ventures offers management and consulting services to residential and commercial real estate property owners and investors who rent out their properties to third party tenants. We plan to focus on managing real estate properties in the Greater Toronto area and maintain a client base consists of hotels, commercial properties, medical facilities and apartment buildings. However, it is our intention to expand our services nationwide and eventually throughout North America. We plan to generate revenue through management and service fees with our clients. Our goal is to develop our company into a reputable real estate management firm that will provide professional property management services throughout both Canada and the United States, and at the same time through our value-added service, help our clients raise the profile of their properties to obtain a sustainable return on their investments.

Our Company is led by our Chief Executive Officer, Mr. Rehan Saeed. He has over ten (10) years of experience in the real estate industry, specifically mortgage financing. Mr. Saeed has performed extensive research in determining the market viability and operational challenges of this business. Our initial expansion and growth plans for the future include establishing regional offices in different cities and regions in Canada similar to the Greater Toronto area and eventually throughout North America. We plan to offer individualized management service and extremely competitive pricing, which we believe would set us apart from our competitors. Mr. Saeed will manage the business at the beginning stage, but as we grow, we expect to hire other professionals with specific skills and expertise in this area to provide enhanced services. We believe the available in-house skill set both currently and in the future will enable us to reduce the cost of our operation and thus enhance the profitability of our business.

Based on the experience of Mr. Saeed, who developed such strategies and the implementation plan for our company based on the current status of the real estate market in our region, we plan to offer a variety of services, including but not limited to:

•showing the premises to prospective and actual tenants

•advertising the premises for lease, including placing signs on the premises and marketing the properties in newspapers, online through our website and social media or in real estate publications

•signing, renewing, terminating and canceling leases and tenancies on general terms and conditions approved by owners and on such form of lease as we determine to be appropriate

•enforcing lease provisions and collecting rents and other amounts due from tenants and recovering possession of the premises

•signing and serving in the name of the owner notices and instituting and legal actions against breaching

In addition, we plan to offer other premium services to our clients for which we negotiate pricing based on their customized needs. These services may include:

•remodeling and repairing of the premises

•providing appraisal services for the property owners

•advertising for sale an owner’s property and assisting in the sale process

•assisting clients in purchasing new properties

•providing recordkeeping and tax assistance to clients

In July 2014, we completed a Regulation S offering in which we sold 1,600,000 shares of common stock to 32 investors, at a price per share of $0.01 Canadian Dollars (“CAD”) per share for an aggregate offering price of $16,000 CAD, or approximately $16,000 US Dollars (“USD”) given the currency exchange rate at the time of the offering.

With the capital we raised through the sale of our common stock, we intend to expand the geographic footprint of our services. We also expect to generate income by contracting our services with additional property owners. We plan to increase our marketing budget to expand our presence through various marketing channels, including direct mailing, telemarketing and social media, and market our company to different property owners who rent their properties. We also plan to deploy the capital to develop an interactive website and mobile app to better serve our clientele.

Our Corporate History and Structure

Legacy Ventures was incorporated in Nevada on March 4, 2014. We plan to market ourselves as a professional real estate management firm throughout Canada. Currently, we plan to operate our business through managing different types of real estate primarily in the Greater Toronto area. We expect that virtually all of our revenue, once generated, will derive from the management and service fee of various properties we enter into contract with.

Through our research and analysis, Legacy Venture plans to focus on the following types of properties as part of our management portfolio.

•Hotels & restaurants

•Commercial properties and shopping malls

•Medical facilities and hospitals

•Apartments and other residential properties

We currently do not have any subsidiary.

Our Services

The management team of Legacy Ventures has extensive experience in real estate business. The strength of the management team is individualized services with comprehensive knowledge of the industry. For every client of ours, we plan to offer them a comprehensive package of services and we plan to be compensated based on a percentage of the rental income that property owners receive, currently at a rate of 10%. We plan to include the following services for our clients:

•showing the premises to prospective and actual tenants

•advertising the premises for lease, including placing signs on the premises and marketing the properties in newspapers, online through our website and social media or in real estate publications

•signing, renewing, terminating and canceling leases and tenancies on general terms and conditions approved by owners and on such form of lease as we determine to be appropriate

•enforcing lease provisions and collecting rents and other amounts due from tenants and recovering possession of the premises

•signing and serving in the name of the owner notices and instituting and legal actions against breaching tenants

•recommending to owners, for their approval, a schedule of rents and fees to tenants

•handling and resolving complaints of tenants

•obtaining third-party services for premises as we deem necessary and appropriate, including obtaining utility service and hiring independent contractors to ensure the safety, habitability and/or utility of the premises

In addition, we plan to offer other premium services to our clients for which we negotiate pricing based on the individual circumstances. These services include:

•remodeling and repairing of the premises

•providing appraisal services for the property owners

•advertising for sale an owner’s property and assisting in the sale process

•assisting clients in purchasing new properties

•providing recordkeeping and tax assistance to clients

Our management plan to perform all tasks required for the operation of the company at the beginning stage, including the management of the properties, operation of our company and all related administrative tasks. As we grow, we plan to hire more real estate professionals and supporting staff to cater our services to each client individually.

We are currently a development stage company. Although we have not formed any material relationship or entered into any agreement with real estate investors, developers or owners, we used our initial contact list, surveyed the local market and built a portfolio of potential clients in the property management market.

We have taken on a couple of projects without compensation in order to establish our presence in the industry. We participated in the management of RecFest in September 2014 at Canlan Sportsplex for “Smile” and “Special Olympics Ontario”, both not-for-profit charitable organizations to raise funds for children with special needs to provide speech and occupational therapy services. The event raised over $5,000 for the special needs fund and more than two hundred (200) people attended the event. We were not financially compensated for our efforts, but contributing to the greater cause of making a difference in the lives of the children brought overwhelming satisfaction to us and our company, as well as generated recognition in the local community for the company.

This event was also a great segway in introducing our firm’s expertise in managing commercial properties such as sports complex. We were also able to establish relationships with many sponsors who could provide leads for our potential clients. We provided support in marketing, graphic design, promotional planning and providing a path forward, as well as supporting general business efforts.

For our company, these marketing efforts allowed us to insert our presence into the real estate industry locally and provided us the opportunities to showcase our ability in leveraging our value-added services in the property management market.

Our Industry

Over the past few years, the industry has fared well due to rising construction projects and in residential and nonresidential markets as overall macroeconomic conditions improve. Like many other global cities, one of the drivers of Toronto real estate market is international demand and availability of foreign capital. In recent years, similar to the real estate markets in London, Los Angeles and New York, investors from abroad are purchasing a fair amount of Canada’s luxury real estate properties, aligned with the global trend of purchasing luxury real estate properties by buyers from Far East and the Middle East. The property management industry, especially in the Greater Toronto area, has entered mature phase of its life cycle. Therefore, we expect fierce competition offering similar services. The industry has gradually changed from development of new services to improving efficiencies. Because of the competition we will likely face, we plan to offer array of individualized services to set us apartment from the rest of the competition and help our clients to maximize the return of their investments.

Potential Markets and Customers

The success of our business model relies heavily on the market demographics. As we are based in Toronto, we also expect the city to be our primary target market at the beginning. However, we plan to invest in expanding our presence throughout Canada and then eventually in the United States.

Toronto, based on the 2011 census, has a population of 6,054,191, with a population of 5,583,064 in the metropolitan area. The Greater Toronto Area is defined as the central city of Toronto, and the four regional municipalities that surround it: Durham, Halton, Peel, and York. The demographics of Toronto make Toronto one of the most multicultural cities in the world. The economy of Toronto plays a vital role in Canada's economy and that of the world. Toronto is a commercial, distribution, financial and industrial center. It is also the financial center of Canada, and is the nation's primary wholesale and distribution hub. Ontario's wealth of raw materials and hydroelectric power has made Toronto a focal point of commerce in Canada, as the city and its surrounding area produce more than half of Canada's manufactured goods.

Given the amount of ongoing real estate development projects in the Great Toronto area and despite the competitions we will likely face, we believe there is still a big demand for professional property management services for property of all sizes.

With the surge of the real estate price in Toronto, many real estate investors, especially the ones abroad choose to keep their properties as rental properties instead of selling them to capitalize the profits immediately. We plan to target these specific property owners with little to no experience in managing properties as our business will become a one-stop shop for them in need of solutions.

Because of the influx of international buyers in Canada, we believe our services are needed in many cities nationwide. With the proceeds of the capital-rising, we plan to open satellite offices and gradually assert our presence in other cities outside of Toronto, targeting property owners of similar background. Eventually, we plan to enter the real estate market in the United States and offer our services in major cities such as New York, Chicago and Los Angeles.

Competition

The property management business is very competitive and has low barriers to entry. We plan to first compete locally, and then eventually compete nationally. Based on our research of advertisements done by our competitors, we believe many of them engage in real estate sales and offer property management services as an add-on to their core business, and some are affiliated with the owners or operators of properties where they provide their services. These companies have had many more years of business experience, have proprietary processes and have greater financial and personnel resources, including marketing and sales organizations, and may provide their services at lower rates. We do not believe any one company holds a dominant share of the local or nationwide market on which we are focused. As a relatively new company with very limited reputation in the industry at this point, our strategy is to utilize our knowledge of the local real estate market and customize an investment strategy that would best meet the needs of each and every single one of our client.

Operational Plan

Although we are currently not managing any property, we plan to increase our market budget using the capital we raised through the sale of the common stock to the selling security holders to heavily target inexperienced international real estate investors, who normally reside overseas and therefore lack the means, experience and proficiency to manage properties here in Canada. As we enter contract with these prospective clients, we plan to focus on four major target markets through four different phases. In the first phase, we plan to focus on the Toronto-metropolitan area. In the second phase, we plan to expand its presence to Ottawa, Ontario and Winnipeg areas and then the rest of the Canada in the third phase. Lastly, we plan to target similar real estate investors in the United States. The specific time spam for progressing one phase to the next largely depends on the market scenario and overall performance of our company.

Government Regulation

Our business activities currently are subject to no particular regulation by government agencies other than that routinely imposed on corporate businesses. We do not anticipate any regulations specific to our business activities in the future.

Seasonality

We do not have a seasonal business cycle.

Environmental Matters

Our business currently does not implicate any environmental regulation in Canada.

Intellectual Property

We do not hold any patents, trademarks or other registered intellectual property on services or processes relating to our business. With the exception of domain name and mobile app in the future, we do not consider the grant of patents, trademarks or other registered intellectual property essential to the success of our business.

Domain Name

We have registered the domain name of www.legacyventuresinc.com. The website is currently inactive, but we plan to develop and launch our website in the near future using some of the capital we raised.

Employees

We currently have 2 full-time employees.

Item 1A.   Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.   Unresolved Staff Comments

Smaller reporting companies are not required to provide the information required by this item.

Item 2.   Properties.

The Company's principal executive office and mailing address is 2602 Innisfil Road, Mississauga, Ontario, L5M 4H9, Canada. Our telephone number is (647) 478-6385. As we are not generating sufficient revenue at this time to justify a separate corporate office, the principal executive office is also the personal residence of our president and sole director, Rehan Saeed. The Company is currently paying a rent of $500 CAD per month for the lease of the premise.

Item 3.   Legal Proceedings

To the best of our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.  From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 4.   Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently quoted on the OTC under the symbol “LGYV.” There has been no established public trading market for our common stock.

Holders of Capital Stock

As of the date of this annual report, we had 34 holders of our common stock.

Stock Option Grants

We do not have a stock option plan in place and have not granted any stock options at this time.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors has the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and any other factors that our Board of Directors deems relevant.

Recent Sales of Unregistered Securities

None.

Item 6.   Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion together with our financial statements and the related notes included elsewhere in this annual report on Form 10-K.. This discussion contains forward-looking statements that are based on our current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements.

Business Overview

Legacy Ventures is currently a development stage company. We have not formed any material relationship or entered into any agreement with real estate investors, developers or owners. Since inception, our operations have primarily been limited to forming the Company and raising capital resources.

Although we have not formed any material relationship or entered into any agreement with real estate investors, developers or owners, we used our initial contact list, surveyed the local market and built a portfolio of potential clients in the property management market.

We have taken on a couple of projects without compensation in order to establish our presence in the industry. We participated in the management of RecFest in September 2014 at Canlan Sportsplex for “Smile” and “Special Olympics Ontario”, both not-for-profit charitable organizations to raise funds for children with special needs to provide speech and occupational therapy services. The event raised over $5,000 for the special needs fund and more than two hundred (200) people attended the event. We were not financially compensated for our efforts, but contributing to the greater cause of making a difference in the lives of the children brought overwhelming satisfaction to us and our company, as well as generated recognition in the local community for the company.

This event was also a great segway in introducing our firm’s expertise in managing commercial properties such as sports complex (Canlan). We were also able to establish relationships with many sponsors who could provide leads for our potential clients. We provided support in marketing, graphic design, promotional planning and providing a path forward, as well as supporting general business efforts.

For our firm, these marketing efforts allowed us to insert our presence into the real estate industry locally and provided us the opportunities to showcase our ability in leveraging our value-add services in the property management market.

We are actively pursuing our online marketing strategy; which includes development of and launch of our website (www.legacyventuresinc.com) and will actively engage potential clients on social media, including LinkedIn, Facebook and Twitter.”

We have not generated any revenues to date. We do not currently engage in any business activities that provide cash flow. Our cash at hand is limited to the investments we raised during our initial round of financing as well as an initial contribution from our president, less our expenses to date.

In July 2014, we completed a Regulation S offering in which we sold 1,600,000 shares of common stock to 32 investors, at a price per share of $0.01 CAD per share for an aggregate offering price of $16,000 CAD, or approximately $16,000 USD.

Plan of Operations

In the next three months, we intend to create an online presence in order to drive awareness of the company. This is expected to include developing a website, creating a blog focused on marketing within the real estate industry, and building a presence through social media.

Once we have built a establish our presence in the local market, we intend to actively market our services and begin to form more material relationships and enter into more agreements with real estate investors, developers and owners over the remaining twelve month period starting upon the effective date of this registration statement. We will need additional capital generated from such agreements in order to develop a scalable product that can be sold on a larger-scale basis at a strong return for the company.

Over the next twelve months, we intend to market our property management and consulting services to the real estate industry in the Greater Toronto area. The company has a three step approach. The first is to leverage our CEO Rehan Saeed’s existing network of consisting professional contacts that he has built over the course of his tenure working in the industry. The primary form of communication will be through personal outreach, distribution of flyers via mail and emails inviting them to register on our website. By enrolling in our website, the clients will have the ability to list their investment properties that they wish to lease out. Once we have reached the first 100 properties listed on our site, then we will start an online advertising campaign with major search engines such as Google, Bing and Yahoo advertising to attract both real estate owners and tenants to start generating revenue. The Company has budgeted $2,000 for the cost of this marketing approach to the business. The funds will cover the cost of designing the website, hosting, search engine advertising and a simple marketing brochure.

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

If we are unable to build our customer base or gain any clients, we will cease our development and/or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our development plan could be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.   We intend to raise additional capital through private placement, for which there is no assurance. If we need additional cash but are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

Results of Operations – Fiscal Year ended June 30, 2015

The Company has not conducted any active operations since inception. No revenue has been generated by the Company from March 4, 2014 (Inception) to June 30, 2015. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the year ended June 30, 2015, the Company had a net loss of $104,142, comprising professional fees of $103,781, bank charges of $177 and general expenses of $184.  Professional fees mainly comprise $49,680 relating to the issuance of 5,400,000 shares to a founder member valued at the most recent private placement price, $3,680 relating to the issuance of 400,000 shares to a consultant valued at the most recent private placement price, $12,897 related to DTC Eligibility and Consultation Services and $37,524 relating to the lawyer’s fees, auditor’s review and audit fees and edger agent fees.

Liquidity and Capital Resources

As of June 30, 2015, the Company had cash, of $3,380. The Company’s liabilities as of June 30, 2015 were $44,511, which comprised of $,850, in accounts payable and accrued liabilities, $31,927 due to shareholder and $734 balance due to a related party. As at June 30, 2015, the Company had a working capital deficit of $39,788.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the year ended June 30, 2015:

For the year ended June 30, 2015
Net Cash (Used in) Operating Activities	$(43,045)
Net Cash used in Investing Activities	—
Net Cash Provided by Financing Activities	41,110
Net (Decrease) Increase in Cash and Cash Equivalents	$(1,935)

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

Going Concern

Our audited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The audited financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should we be unable to continue as a going concern.

We have a minimum cash balance available for payment of ongoing operating expenses, have experienced losses from operations, and do not have a source of revenue. Our continued existence is dependent upon its ability to continue to execute our operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to us.

Significant and Critical Accounting Policies and Practices

While our significant accounting policies are more fully described in Note 4 to our financial statements for the reporting period ended June 30, 2015, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, which will require an entity’s management to assess, for each annual and interim period, whether there is substantial doubt about the entity’s ability to continue as a going concern within one year of the financial statement issuance date. The definition of substantial doubt within the new standard incorporates a likelihood threshold of “probable” similar to the use of that term under current GAAP for loss contingencies. Certain disclosures will be required if conditions give rise to substantial doubt. The guidance will be effective for us beginning with fiscal year 2017. Early adoption is permitted. We are currently evaluating the impact that this amended guidance will have on its financial statements and related disclosures.

On April 7, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and the accounting for debt issue costs under IFRS. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this Update apply to all companies. They become effective for public business entities in the annual period ending after December 15, 2015, and interim periods within those fiscal years, with early application permitted. We are currently evaluating the impact of this accounting standard.

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

We adopted the new requirements in its financial reporting effective from January 1, 2015.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

We do not have any contractual obligations at this time.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

LEGACY VENTURES INTERNATIONAL INC.

For the Year Ended June 30, 2015 and the period from March 4, 2014 (Inception) to June 30, 2014

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Legacy Ventures International Inc.

We have audited the accompanying balance sheets of Legacy Ventures International Inc. [the “Company”] as of June 30, 2015 and 2014, and the related statements of operations and comprehensive loss, stockholder’s deficiency/ equity, and cash flows for the year ended June 30, 2014 and for the period from March 4, 2014 (Inception) to June 30, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2015 and 2014, and the results of its operations and its cash flows for the year ended June 30, 2014 and for the period from March 4, 2014 (Inception) to June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Legacy Ventures International Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, Legacy Ventures International Inc. has incurred losses from operations, and it does not have a source of revenue which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Richmond Hill, Canada August XX, 2015	DRAFT CHARTERED ACCOUNTANT Authorized to practise public accounting by the Chartered Professional Accountants of Ontario

LEGACY VENTURES INTERNATIONAL INC.

BALANCE SHEETS

As at June 30, 2015 and 2014

	2015	2014
CURRENT ASSETS
Cash	$3,380	$5,366
Prepaid expenses	1,343	—
Total current assets	4,723	5,366
TOTAL ASSETS	4,723	5,366

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY

CURRENT LIABILITIES
Accrued liabilities	11,850	2,770
Due to shareholder (Note 6)	31,927	—
Due to a related party (Note 6)	734	734
Total current liabilities	44,511	3,504
TOTAL LIABILITIES	44,511	3,504

STOCKHOLDERS’ (DEFICIENCY) EQUITY
Authorized:
7,500,000 common stock, no par value
Issued and outstanding:
7,400,000 common stock as at June 30, 2015 (June 30, 2014: 600,000 common stock) (Note 5)	68,083	5,540
Accumulated deficit	(107,773)	(3,631)
Accumulated other comprehensive loss	(98)	(47)
Total stockholders’ (deficiency) equity	(39,788)	1,862

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY	$4,723	$5,366

Going concern (Note 3)
Subsequent events (Note 8)

See accompanying notes

LEGACY VENTURES INTERNATIONAL INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the year ended June 30, 2015 and the period from March 4, 2014 (Inception) to June 30, 2014

	For the	For the
	year ended	period ended
	June 30, 2015	June 30, 2014

REVENUE	$—	$—

EXPENSES
Professional fees	103,781	2,735
Incorporation expenses	—	679
Bank charges	177	35
General expenses	184	182
Total expenses	104,142	3,631
Net loss for the year/period before income taxes	(104,142)	(3,631)
Income taxes	—	—
Net loss for the year/period	(104,142)	(3,631)
Foreign currency translation adjustment	(51)	(47)
COMPREHENSIVE LOSS	$(104,193)	$(3,678)

Loss per share, basic and diluted	$(0.0151)	$(0.0125)

Weighted average number of common stock outstanding, basic and diluted	6,888,767	294,538

See accompanying notes

LEGACY VENTURES INTERNATIONAL INC.

STATEMENT OF STOCKHOLDER’S DEFICIENCY/ (EQUITY)

For the year ended June 30, 2015 and the period from March 4, 2014 (Inception) to June 30, 2014

	Common stock		Accumulated	Accumulated
			Deficit	other
	Shares	Amount		comprehensive	Total
				loss
Proceeds from issuance of shares	600,000	$5,540	$—	$—	$5,540
Loss for the period	—	—	(3,631)	—	(3,631)
Cumulative translation adjustment	—	—	—	(47)	(47)

As at June 30, 2014	600,000	5,540	(3,631)	(47)	1,862

Proceeds from issuance of shares	1,000,000	9,183	—	—	9,183
Issuance of shares for services	5,800,000	53,360	—	—	53,360
Loss for the year	—	—	(104,142)	—	(104,142)
Cumulative translation adjustment	—	—	—	(51)	(51)

As at June 30, 2015	7,400,000	$68,083	$(107,773)	$(98)	$(39,788)

See accompanying notes

LEGACY VENTURES INTERNATIONAL INC.

STATEMENTS OF CASH FLOWS

For the year ended June 30, 2015 and the period from March 4, 2014 (Inception) to June 30, 2014

	For the	For the
	year ended	period ended
	June 30, 2015	June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year/period	$(104,142)	$(3,631)

Adjustments to reconcile net loss to net cash used in operations:
Issuance of shares for services	53,360	—

Changes in operating assets and liabilities:
Prepaid expenses	(1,343)	—
Accrued liabilities	9,080	2,770

Net cash used in operating activities	(43,045)	(861)

INVESTING ACTIVITIES
Due to a related party	—	734
Cash provided by investing activities	—	734

CASH FLOWS FROM FINANCING ACTIVITIES
Due to shareholders	31,927	—
Proceeds from issuance of common stock	9,183	5,540
Net cash provided by financing activities	41,110	5,540

Net (decrease) increase in cash during the year/period	(1,935)	5,413

Effect of foreign currency translation	(51)	(47)

Cash, beginning of the year/period	5,366	—
Cash, end of the year/period	$3,380	$5,366

See accompanying notes

LEGACY VENTURES INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS

Legacy Ventures International Inc. (the “Company”) was incorporated on March 4, 2014 in the state of Nevada. The Company is engaged in the development of a new Real Estate Management Company.

The Company’s principal place of business is located at 2602 Innisfil Road, Mississauga, Ontario L5M 4H9, Canada.

2. BASIS OF PRESENTATION AND MEASUREMENT

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in US dollars.

The Company’s fiscal year-end is June 30. The Company’s functional currency is Canadian (“CDN”) dollars. The Company’s reporting currency is the U.S. dollar.

3.  GOING CONCERN

The Company's audited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The audited financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at June 30, 2015 and 2014.

LEGACY VENTURES INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS

Fair Value of Financial Instruments

Accounting Standards Codification Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, establishes a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.  ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 – Valuation based on quoted market prices in active markets for identical assets or liabilities.

Level 2 – Valuation based on quoted market prices for similar assets and liabilities in active markets.

Level 3 – Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management’s best estimate of what market participants would use as fair value.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include due to shareholder and related party. The Company's cash, which is carried at fair value, is classified as a Level 1 financial instruments. The accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar (“CDN”).  The Company translates from the functional currency to U.S. dollars using the current rate method in accordance with FASB ASC 830. The Company uses the U.S. dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with FASB ASC 830.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses would be included in other income (expenses) on the Statement of Operations.

Comprehensive Income (Loss)

ASC 220 “Comprehensive Income” established standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its statement of operations and comprehensive loss. Comprehensive income comprised equity except for those transactions resulting from investments by owners and distribution to owners.

Cash

Cash, includes deposits in banks which are unrestricted as to withdrawal or use.

LEGACY VENTURES INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty in income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its assets and/or liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

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

LEGACY VENTURES INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS

5.  STOCKHOLDERS’ (DEFICIENCY)/EQUITY

COMMON STOCK - AUTHORIZED

As at June 30, 2015, the Company is authorized to issue 7,500,000 shares of common stock, with no par value.

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

At June 30, 2015, there were 7,400,000 shares of common stock issued and outstanding (June 30, 2014 – 600,000).

6.  RELATED PARTY TRANSACTIONS AND BALANCES

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

7.  INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of June 30, 2015:

Deferred Tax Assets - Non-current:
NOL Carryover	$42,031
Less valuation allowance	(42,031)
Deferred tax assets, net of valuation allowance	$–

At June 30, 2015, the Company had net operating loss carryforwards of approximately $107,773 that may be offset against future taxable income from the year 2016 to 2036. No tax benefit has been reported in the June 30, 2015 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

8.  SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to August 10, 2015, the date the financial statements were issued, pursuant to the requirements of ASC Topic 855 and has determined that there are no material subsequent events to report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer (the Company's principal executive officer and interim principal accounting officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company's management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2015. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, Based on that evaluation, our management concluded that our internal control over financial reporting was not effective, as of June 30, 2015. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that amounted to material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of June 30, 2015.

To address the material weaknesses set forth in items (2) and (3) discussed above, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate, the following series of measures:

We plan to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. First, we plan to create a position to segregate duties consistent with control objectives of having separate individuals perform (i) the initiation of transactions, (ii) the recording of transactions and (iii) the custody of assets. Second, we will create a senior position to focus on financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of accounting information. Third, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. We did not implement the said remedial measures for the fiscal year ended June 30, 2015. We anticipate that these remedial measures will be implemented when our financial conditions permit.

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the year ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of officers and directors as of August 12, 2015. Our executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or a successor is elected and qualified.

Name	Age	Position
Rehan Saeed	34	President, Chief Executive Officer, Chief Financial Officer and Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Rehan Saeed, President, Chief Executive Officer, Chief Financial Officer and Director

From 2007 to September of 2014, Mr. Saeed has been the Vice President of Product Development of AYA Financial, Inc, where he co-authored a number of white papers for various real estate-related financial products. Mr. Saeed started his career at CIBC-Edulinx, dealing with government sponsored student loans. He worked as an Interest Relief Analyst. Subsequently, he joined UM Financial, Inc. (“UM Financial”), a firm providing residential real estate mortgages and was their first employee. He performed the sales and marketing functions at UM Financial and was instrumental in the rapid growth of the firm from a start-up company to one that manages a real estate mortgage portfolio of nearly $110 million in just two (2) years. Since 2006, Mr. Saeed has been regularly conducting seminars and certificate courses on alternative finance in Canada especially in the area of residential real estate. Mr. Saeed specialized in product structuring and compliance and had vast experience working with individuals of diverse backgrounds.

Mr. Saeed’s formal education in finance and subsequent work experience in financial institutions has given him unique exposure, both in Canada and abroad. Mr. Saeed has written many white papers, most notably an original research white paper on an Interest Free Mortgage Investment Corporation which was presented at the 4-day Banking & Finance Conference held in Toronto in 2007.

Mr. Saeed obtained a Master in Business Administration in Banking and Finance from the International University of Malaysia and a Bachelor of Science in Information Technology from York University in Toronto, Canada.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Certain Legal Proceedings

To our knowledge, no director, nominee for director, or executive officer of the Company has been a party in any legal proceeding material to an evaluation of his ability or integrity during the past ten years.

Code of Ethics

The company has not adopted a Code of Ethics applicable to its Principal Executive Officer and Principal Financial Officer.

Item 11.   Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Rehan Saeed President, Chief Executive Officer & Director	2015	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0

Option Grants

There are no stock option plans or common shares set aside for any stock option plan.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officers in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors (which currently consists solely of Rehan Saeed) has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

Currently, we do not have an employment agreement in place with our officers and directors.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our ordinary shares, the sole outstanding class of our voting securities, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding ordinary shares of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on shares issued and outstanding as of August 12, 2015.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of the date of our registration statement, of which this prospectus is a part, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Rehan Saeed	5,400,000	72.97%

All Executive Officers and Directors as a group (1 person)	5,400,000	72.97%

Zeeshan Saeed	400,000	5.41%

(1)	Based on 7,400,000 shares of common stock outstanding as of August 12, 2015.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Certain Related Party Transactions

There have been no material transactions, series of similar transactions or currently proposed transactions during 2015 and 2014 in which we were or are to be a party, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any director or executive officer or any security holder who is known to us to own of record or beneficially more than 5% of our common stock, or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons, had a direct or indirect material interest.

In March, 2014, Rehan Saeed, who is the President and sole Director at the inception of the Company, took the initiative in forming and organizing the business of the Company. The Company as a result issued 5,400,000 shares of common stock to Mr. Saeed for his contribution of $734 at inception, which he does not intend to be reimbursed.

In March, 2014, Zeeshan Saeed, brother of Mr. Rehan Saeed, assisted in the forming and organizing the business the Company. The Company as a result issued 400,000 shares of common stock to Mr. Saeed for his services rendered.

The Company has been provided office space by Rehan Saeed, an officer and Director of the Company, at $500 CAD, or approximately $500 USD, per month.

Indebtedness of Management

No officer, director or security holder known to us to own of record or beneficially more than 5% of our common stock or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to us.

Transactions with Promoters

We did not expressly engage a promoter at the time of its formation.

Independence of the Board of Directors

For a director to be “independent” under these standards, the Board must affirmatively determine that the director has no material relationship with us, either directly or as a partner, shareholder, or officer of an organization that has a relationship with us. Applying corporate governance standards, and all other applicable laws, rules and regulations, the Board of Directors has determined that none of our directors are independent. This does not constitute an independent board of directors.

Item 14.   Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings was $[_] and $[_] for the fiscal year ended June 30, 2015 and June 30, 2014, respectively.

Audit Related Fees

There were no fees for audit related services for the years ended June 30, 2015 and 2014.

Tax Fees

For the Company’s fiscal years ended June 30, 2015 and 2014, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended June 30, 2015 and 2014.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

- approved by our audit committee; or

- entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibits #	Title
3.1	Articles of Incorporation (1)
3.2	Certificate of Correction (1)
3.3	By-Laws (1)
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s registration statement on Form S-1 filed with the SEC on September 30, 2014.

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Legacy Ventures International Inc.

August 12, 2015	By:	/s/Rehan Saeed
Rehan Saeed
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Rehan Saeed	President, Chief Executive Officer,	August 12, 2015
Rehan Saeed	Chief Financial Officer and Director
(Principal Executive Officer and Principal Accounting Officer)