Form 10-K/A
period 2015-06-30
LEGACY VENTURES INTERNATIONAL INC.
filed 2015-11-13
CIK 1616788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

Amendment #1

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

EXPLANATORY NOTE

Legacy Ventures International Inc. (the Company) filed its Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (the Original Form 10-K), with the U.S. Securities and Exchange Commission (the SEC) on August 13, 2015. The Company is filing this Amendment No. 1 to the Original Form 10-K (this Form 10-K/A) solely for the purpose of inserting the signed audit report from Companys independent accounting firm in Item 8 of Part II. This Form 10-K/A hereby amends and restates in their entirety of the Original Form 10-K except for the audit report.

Pursuant to Rule 12b-15 under the Exchange Act, this Form 10-K/A also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended and restated in its entirety to include the currently dated certifications as exhibits.

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Original Form 10-K, including, without limitation, the financial statements. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update the disclosures in the Original Form 10-K, except as set forth in this Form 10-K/A, and should be read in conjunction with the Original Form 10-K and the Companys other filings with the SEC.

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

Richmond Hill, Canada August 13 , 2015	/s/ SRCO Professional Corporation CHARTERED ACCOUNTANT Authorized to practise public accounting by the Chartered Professional Accountants of Ontario

LEGACY VENTURES INTERNATIONAL INC.

BALANCE SHEETS

As at June 30, 2015 and 2014

	2015	2014
CURRENT ASSETS
Cash	$3,380	$5,366
Prepaid expenses	1,343	—
Total current assets	4,723	5,366
TOTAL ASSETS	4,723	5,366

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY

CURRENT LIABILITIES
Accrued liabilities	11,850	2,770
Due to shareholder (Note 6)	31,927	—
Due to a related party (Note 6)	734	734
Total current liabilities	44,511	3,504
TOTAL LIABILITIES	44,511	3,504

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

Legacy Ventures International Inc.

November 13, 2015	By:	/s/Evan Clifford___________
Evan Clifford
President, Chief Executive Officer (Principal Executive Officer)

November 13, 2015	By:	/s/Rehan Saeed____________
Rehan Saeed
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Evan Clifford	President, Chief Executive Officer	November 13, 2015
Evan Clifford	(Principal Executive Officer)

/s/Rehan Saeed______________________	Chief Financial Officer and Director	November 13, 2015
Rehan Saeed	(Principal Accounting Officer and Director)

/s/Matthew Merson____________________	Director	November 13, 2015
Matthew Merson