Form 10-Q
period 2015-09-30
LEGACY VENTURES INTERNATIONAL INC.
filed 2015-11-23
CIK 1616788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 ☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2015

or

 ☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-199040

LEGACY VENTURES INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0826318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2215-B Renaissance Drive

Las Vegas, Nevada  89119

(Address of principal executive offices)(Zip Code)

1-800-918-3362

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

 Yes ☐ No ☒

As of November 23, 2015, the registrant had 28,762,000 shares of its common stock issued and outstanding.

LEGACY VENTURES INTERNATIONAL INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim consolidated financial statements of Legacy Ventures International Inc. (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

Condensed Consolidated Interim Financial Statements

LEGACY VENTURES INTERNATIONAL INC.

For the Quarterly Period Ended September 30, 2015 (unaudited)

Financial Statements

Condensed Consolidated Balance Sheets	4
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss	5
Condensed Consolidated Interim Statements of Cash Flows	6
Notes to Condensed Consolidated Interim Financial Statements	7 - 16

LEGACY VENTURES INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As at September 30, 2015 and June 30, 2015

	As at September 30, 2015	As at June 30, 2015
	(unaudited)	(audited)
	$	$
CURRENT ASSETS
Cash	58,365	3,380
Accounts receivable, no allowance	91,055	—
Inventories	26,636	—
Prepaid expenses	1,875	1,343
Total current assets	177,931	4,723

Goodwill [Note 5]	309,000	—
Intangible assets [Note 5]	469,000	—
TOTAL ASSETS	955,931	4,723

CURRENT LIABILITIES
Accounts payable	21,010	—
Accrued expenses and other liabilities	15,055	11,850
Due to a shareholder [Note 4]	16,324	32,661
Note payable [Note 6]	26,000	—
Loan payable [Note 7]	18,000	—
TOTAL LIABILITIES	96,389	44,511
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no share issued and outstanding as at September 30, 2015 and June 30, 2015, respectively [Note 8]	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 28,180,000 and 51,800,0000 common shares issued and outstanding as at September 30, 2015 and June 30, 2015, respectively [Note 8]	2,818	5,180
Additional paid-in-capital	2,425,265	62,903
Accumulated other comprehensive loss	(6,802)	(98)
Accumulated deficit	(1,561,739)	(107,773)
Total stockholders' equity	859,542	(39,788)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	955,931	4,723

Going concern [Note 2]
Subsequent events [Note 10]

See accompanying notes to the consensed interim consolidated financial statements

LEGACY VENTURES INTERNATIONAL INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended September 30, 2015	Three months ended September 30, 2014
	(unaudited)	(unaudited)
	$	$

REVENUE	—	—

EXPENSES
Impairment of goodwill [Note 5]	1,394,135	—
Professional fees	57,718	65,602
Bank charges	2,113	93
General expenses	—	184
NET LOSS BEFORE INCOME TAXES	(1,453,966)	(65,879)

Income taxes	—	—
NET LOSS	(1,453,966)	(65,879)

Translation adjustment	(6,704)	(7)

COMPREHENSIVE LOSS	(1,460,670)	(65,886)

LOSS PER SHARE, BASIC AND DILUTED	(0.0281)	(0.0017)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	51,800,000	37,815,556

See accompanying notes to the consensed interim consolidated financial statements

LEGACY VENTURES INTERNATIONAL INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

	Three months ended September 30, 2015	Three months ended September 30, 2014
	(unaudited)	(unaudited)
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(1,453,966)	(65,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill [Note 5]	1,394,135	—
Issuance of shares for services	—	53,360

Changes in operating assets and liabilities:
Prepaid expenses	1,343	—
Accrued expenses and other liabilities	3,205	(318)
Net cash used in operating activities	(55,283)	(12,837)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired on acquisition [Note 5]	3,671	—
Net cash provided by investing activities	3,671	—

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a shareholder (after adjustment)	(66,699)	—
Proceeds from issuance of common stock	—	9,183
Proceeds from issuance of convertible note	180,000	—
Net cash provided by financing activities	113,301	9,183

Effect of foreign currency translation	(6,704)	(7)

Net increase (decrease) in cash during the period	61,689	(3,654)

Cash, beginning of period	3,380	5,366
Cash, end of period	58,365	1,705

See accompanying notes to the consensed interim consolidated financial statements

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Condensed Interim Consolidated Financial Statements

As at September 30, 2015 (unaudited)

1.   NATURE OF OPERATIONS

Legacy Ventures International Inc. (the “Company”) is a management Company incorporated on March 4, 2014 in the State of Nevada. Upon its recent acquisition of RM Fresh Brands Inc. (formerly Influx Global Media Inc.) [“RM Fresh”], it is engaged in the food and beverage distribution business whose principal place of business is located at 2602 Innisfil Road, Mississauga, Ontario L5M 4H9, Canada.

As explained in Note 5, on September 30, 2015 (the “Closing”), the Company entered into a Share Exchange Agreement (the “Agreement”) with and among RM Fresh and its shareholders.  Pursuant to the Agreement, the Company acquired 100% of the issued and outstanding shares of RM Fresh in exchange for the issuance of 2,000,000 shares of the Company’s common stock.  As a result of this transaction, RM Fresh became a wholly owned subsidiary of the Company and the former shareholders of RM Fresh owned approximately 7% of the Company’s shares of common stock.

RM Fresh was incorporated on July 29, 2008 under the laws of the Province of Ontario, Canada.  RM Fresh is engaged in the business of trading and distribution of food, beverages and body care products.

2.   GOING CONCERN

The Company’s unaudited condensed interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from operations and as at September 30, 2015 has accumulated deficit of $1,561,739 which has primarily arisen from a non-cash goodwill impairment charge in the current period. Management anticipates the Company will attain profitable status and improve its liquidity through the acquisition of RM Fresh as explained in Note 5 and continued business development and additional debt or equity investment in the Company.  The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the financial statements. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The unaudited condensed interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in United States dollars (“USD”).

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Condensed Interim Consolidated Financial Statements

As at September 30, 2015 (unaudited)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation and Consolidation (continued)

The Company’s unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the SEC and are expressed in US dollars. Accordingly, the unaudited condensed interim consolidated financial statements do not include all information and footnotes required by US GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed interim consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending June 30, 2016 or for any other interim period. The unaudited condensed interim consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended June 30, 2015.

The Company’s fiscal year-end is June 30. The parent Company’s functional currency is US dollar and for subsidiary Canadian (“CDN”) dollar. The Company’s reporting currency is U.S. dollar.

The condensed interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary RM Fresh, Inc. All inter-company transactions and balances have been eliminated in preparing the consolidated financial statements.

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Areas involving significant estimates and assumptions include inventory valuation reserves, allowance for doubtful account, intangible assets, goodwill, impairment, income taxes, accruals and going concern assessment. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known. Actual results could materially differ from those estimates.

Cash

Cash includes cash on hand and balances with banks.

Inventories

Inventories which comprise of finished goods, is valued at the lower of cost and market value, with cost being determined on a first-in, first-out basis. The cost of finished goods consists of purchase price, freight, custom duties and other delivery expenses.  Net realizable value is the estimated selling price in the ordinary course of business, less any applicable selling costs.  The Company evaluated the carrying value of inventory on a regular basis, taking into account such factors as historical and anticipated future sales compared with quantities on hand and the price the Company expects to obtain for products in market compared with historical cost.

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Condensed Interim Consolidated Financial Statements

As at September 30, 2015 (unaudited)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company recognizes revenues when they are earned, specifically when all of the following conditions are met:

•ownership of the goods have been transferred to the customers. Ownership of the goods is transferred to the customers when the good are transferred to a designated carrier in accordance with shipping terms agreed with the customer.

•there is persuasive evidence that an arrangement exists;

•there are no significant obligations remaining;

•amounts are fixed or can be determined; and

•the ability to collect is reasonably assured.

Accounts Receivable

Accounts receivable are stated at outstanding balances, net of an allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income. Accounts deemed to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. Management’s periodic evaluation of the adequacy of the allowance is based on past experience, aging of the receivables, adverse situations that may affect a customer’s ability to pay, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant change. Unpaid balances remaining after the stated payment terms are considered past due. The Company routinely assesses the financial strength of its customers and, therefore, believes that its accounts receivable credit risk exposure is limited.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with FASB ASC Topic 705 “Cost of Sales and Services”. Costs related to raw materials purchased, are included in inventory or cost of goods sold, as appropriate. While amounts charged to customers for shipping product are included in revenues, the related outbound freight costs are included in expenses as incurred.

Segment Reporting

The Company operates in one operating segment based on the activities for the Company in accordance with ASC Topic 280-10.  Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

Goodwill and Identifiable Intangible Assets

Goodwill and other identifiable intangible assets with indefinite lives that are not being amortized, such as trade names, are tested at least annually for impairment and are written down if impaired. Identifiable intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment whenever facts and circumstances indicate that their carrying values may not be fully recoverable. The identifiable intangible assets are being amortized over its estimated useful lives of 5 years using the straight-line method.

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Condensed Interim Consolidated Financial Statements

As at September 30, 2015 (unaudited)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at September 30, 2015 and June 30, 2015.

Foreign Currency Translation

The parent Company’s functional currency is US dollar and for subsidiary  Canadian (“CDN”) dollar. The Company’s reporting currency is U.S. dollar.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year.  The translation gains and losses resulting from the changes in exchange rates are reported in accumulated other comprehensive gain (loss).

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

Level 1 - Valuation based on quoted market prices in active markets for identical assets or liabilities.

Level 2 - Valuation based on quoted market prices for similar assets and liabilities in active markets.

Level 3 - Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management’s best estimate of what market participants would use as fair value.

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

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Condensed Interim Consolidated Financial Statements

As at September 30, 2015 (unaudited)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include due from a shareholder, accounts receivable, accounts payable, accrued expenses and other liabilities, due to shareholders, note payable and loan payable. The Company's cash, which is carried at fair value, is classified as a Level 1 financial instruments. Bank accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through undiscounted future cash flows. If impairment exists based on expected future undiscounted cash flows, a loss is recognized in income. The amount of the impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset, typically based on discounted future cash flows. The Company has assessed its long-lived assets and has determined that there is an impairment of goodwill amounting to $1,394,135 as explained in Note 5.

Income Taxes

The Company accounts for under ASC Topic 740 Accounting for Income Taxes.  The Company provides for federal and provincial income taxes payable, as well as for those deferred because of the timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. The effect of a change in tax rates is recognized as income or expense in the period of the change. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized.

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity'', which revises what qualifies as a discontinued operation, changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This ASU will be effective for the Company for applicable transactions occurring after October 1, 2015. The Company will prospectively apply the guidance to applicable transactions and does not expect adoption to have a material impact on the financial statements.

On May 28, 2014, the FASB issued a new financial accounting standard on revenue from contracts with customers, ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. In July 2015, the FASB voted to approve a one-year deferral of the effective date of ASU 2014-09, which will be effective for the Company in the first quarter of fiscal year 2018 and may be applied on a full retrospective or modified retrospective approach. This ASU will have no impact on the Company until it begins to generate revenue.

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Condensed Interim Consolidated Financial Statements

As at September 30, 2015 (unaudited)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

In June 2014, the FASB issued Accounting Standards Update ASU 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had’ been in the development stage. The amendments in this update are applied retrospectively.

On August 27, 2014, the FASB issued a new financial accounting standard on going concern, ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern. The amendments apply to all companies and are effective in annual periods ending after December 15, 2016, with early application permitted. The Company is currently evaluating the impact of this accounting standard on its financial statements.

On April 7, 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and the accounting for debt issue costs under IFRS. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments apply to all companies and are effective for public business entities in annual periods ending after December 15, 2015, and interim periods within those fiscal years, with early application permitted. The Company is currently evaluating the impact of this accounting standard on its financial statements.

4. DUE TO A SHAREHOLDER

Amount due to a shareholder is unsecured, interest free and is repayable on demand.

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Condensed Interim Consolidated Financial Statements

As at September 30, 2015 (unaudited)

5. GOODWILL AND INTANGIBLE ASSETS

Business Acquisition

ASC Topic 805, “Business Combinations” requires that all business combinations be accounted for using the acquisition method and that certain identifiable intangible assets acquired in a business combination be recognized as assets apart from goodwill. ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, such as trade names, but instead tested at least annually for impairment (which the Company tests each year end, absent any impairment indicators) and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.

On September 30, 2015 (the “Closing”), the Company entered into a Share Exchange Agreement (the “Agreement”) with and among RM Fresh and its shareholders.  Pursuant to the Agreement, the Company acquired 100% of the issued and outstanding shares of RM Fresh in exchange for the issuance of 2,000,000 shares of the Company’s common stock.  As a result of this transaction, RM Fresh became a wholly owned subsidiary of the Company and the former shareholders of RM Fresh owned approximately 7% of the Company’s shares of common stock.

This acquisition was accounted for using the acquisition method of accounting. The fair value of assets, liabilities and intangible assets and the purchase price allocation as of the valuation date, which is September 30, 2015 is as follows:

Allocation of Purchase Price
$
Cash	3,671
Accounts receivable	91,055
Inventories	26,636
Prepaid expenses	1,875
Total assets	123,237

Accounts payable	(34,458)
Due to shareholders	(36,914)
Note payable	(26,000)
Loan payable	(18,000)
Total liabilities	(115,372)
Net assets	7,865
Intangible asset acquired
Trade-name	236,000
Customer base/distribution rights	233,000
Total intangible assets acquired	469,000
Goodwill	1,703,135
Total net assets acquired	2,180,000

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Condensed Interim Consolidated Financial Statements

As at September 30, 2015 (unaudited)

5. GOODWILL AND INTANGIBLE ASSETS (continued)

Business Acquisition (continued)

The purchase consideration of 2,000,000 shares of the Company’s common stock valued as detailed below:

$
Number of common Stock	2,000,000
Market price on the date of issuance	1.09
Fair value of common stock	2,180,000

Goodwill

Goodwill of $309,000 represents the excess of cost over fair value of net assets of RM Fresh acquired, less impairment. Key factors that make up the goodwill created by the transaction include knowledge and experience of the acquired customer base, vendor relationship, workforce and expected synergies from the combination of operations as it pertains to the business of RM Fresh.

The Company test for impairment of goodwill at the reporting unit level. In assessing whether goodwill is impaired, the Company utilize the two-step process as prescribed by ASC 350. The first step of this test compares the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no further work is required and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and step two of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss in the amount of the excess is recognized and charged to statement of operations.

Goodwill amounting to $1,394,135 was immediately impaired based on the implied fair value of goodwill determined based on the enterprise value of the acquiree of approximately $786,000.  The discounted cash flow method was used to arrive at the value of the enterprise using following major assumptions:

➢Weighted average cost of capital (discount rate) of 22.36%;

➢Beta 1.23 (risk associated with benefit streams); and

➢Long term growth rate of 2.75%.

Intangible assets

Identifiable intangible assets of $469,000 comprise of fair values of trade-name of $236,000 and customer base/distribution rights of $233,000.  Relief from royalty approach was used to arrive at the fair value of trade-name using major assumptions a) 2% royalty rate; b) 10 year life; c) cost to maintain trade name at $2,000 increasing 2.75% annually; and d) discount rate of 21.66%.  Multi-Period Excess Earnings Method was used to arrive at the fair value of customer base/distribution rights using major assumptions a) net sales base from years 2015 to 2025; b) retention rate of 85% and c) discount rate of 21.66%.

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Condensed Interim Consolidated Financial Statements

As at September 30, 2015 (unaudited)

5. GOODWILL AND INTANGIBLE ASSETS (continued)

Intangible assets (continued)

No amortization expense on these intangible assets were recorded for the three months ended September 30, 2015 as these intangible assets were acquired on September 30, 2015. The following table presents the estimated future amortization expense of these identifiable intangible assets:

$
2016	70,350
2017	93,800
2018	93,800
2019	93,800
2020	93,800
2021	23,450
469,000

6.   NOTE PAYABLE

Outstanding note payable of $26,000 represents an unsecured promissory note issued on April 1, 2015 bearing interest at 20% per annum repayable within a year from issuance date.

Further, on August 21, 2015 the Company issued $180,000 convertible notes payable bearing interest at 10% p.a. repayable on February 21, 2017.  The principal amount and accrued interest were convertible into common stock of the Company at the option of the holder at any time from the date of issuance $1.  The Company concluded that there is no beneficial conversion feature determined in accordance with the guidance provided in ASC 470. Accordingly, these notes were recognized as liability at the time of issuance. On September 30, 2015 all the Holders exercised their right to convert the outstanding principal amount of these notes, into shares of the Company’s common stock at a price of $1.00 per share (Note 8).

7.   LOAN PAYABLE

Loan payable represents advance from a third party to meet the working capital requirements and is unsecured, interest free and is repayable on demand.

8.   STOCKHOLDERS’ EQUITY

COMMON STOCK - AUTHORIZED

As at September 30, 2015, the Company authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.0001 and 100,000,000 shares of common stock, with a par value of $0.0001.

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Condensed Interim Consolidated Financial Statements

As at September 30, 2015 (unaudited)

8.   STOCKHOLDERS’ EQUITY (continued)

COMMON STOCK - ISSUED AND OUTSTANDING

On September 9, 2015, the Board of Directors and Shareholders of the Company approved a Certificate of Amendment to its Articles of Incorporation to increase the par value of Company’s common stock and preferred stock from no par value to $0.0001 per share and approved a 1:7 forward split upon the increase of the par value.  As a result, the issued and outstanding shares of common stock of the Company increased from 7,400,000 shares prior to the Forward Split to 51,800,000 shares following the Forward Split.

On September 30, 2015 the Company issued 2,000,000 shares to the former shareholders of RM Fresh pursuant to Share Exchange Agreement as explained in Note 5.  Further, the Principal shareholder of the Company agreed to cancel 25,800,000 shares of common stock in accordance with the Cancellation Agreement.

As explained in Note 6, on September 30, 2015 the holders of convertible notes payable exercised their option to convert the notes payable into shares at a price of $1 per share with the resultant issuance of 180,000 shares.

At September 30, 2015, there were 28,180,000 shares of common stock issued and outstanding (June 30, 2015 – 51,800,000 shares of common stock) of which 16,980,000 shares are restricted while 11,200,000 are unrestricted.

The restricted shares have been issued to various parties through private placements, as start up capital or as consideration for professional services.  These restricted shares will be available for sale under Rule 144 of the Securities Act of 1933, as amended, when the conditions of Rule 144 have been met.

9.   RELATED PARTY TRANSACTIONS AND BALANCES

The Company’s transactions with related parties were, in the opinion of the directors, carried out on normal commercial terms and in the ordinary course of the Company’s business.

Other than disclosed elsewhere in the financial statements, there are no other related party transactions.

10.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to November 23, 2015, the date the unaudited condensed interim consolidated financial statements were issued, pursuant to the requirements of ASC Topic 855 and has determined the following subsequent events:

a)During October, 2015, the Company issued 300,000 shares of common stock in connection with consulting services.  The fair value of the services were determined based on market price of the share on the date of issuance.

b)During October, 2015, the Company issued 250,000 shares of common stock to a director as compensation for joining the board of directors. The fair value of the services were determined based on market price of the share on the date of issuance.

c)During October, 2015, the Company issued 32,000 shares of common stock at $1.25 per share for $40,000 cash.

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

Overview

Incorporated on March 4, 2014 under the laws of the State of Nevada, Legacy Ventures International Inc. is a multinational conglomerate focused on the acquisitions of proven and high-potential businesses across a variety of business sectors. Upon its recent acquisition of RM Fresh Brands Inc. (“RM Fresh”) of Toronto, Canada on September 30, 2015, we have established a presence in the food and beverage distribution business of innovative, trend-setting products across North America. With a focus on sustainable, category changing consumables, RM Fresh represents a portfolio of highly desirable brands, including Boxed Water.

Recent Acquisition of RM Fresh Brands Inc.

On September 30, 2015, we entered into certain share exchange agreement (the “Share Exchange Agreement”) with our majority shareholder, RM Fresh, and shareholders of RM Fresh.  Pursuant to the terms of the Share Exchange Agreement, we issued an aggregate of two million (2,000,000) shares of Company’s common stock in exchange for all the issued and outstanding shares of RM Fresh. Upon completion of the acquisition and filing of the Articles of Exchange with the Secretary of the State of Nevada, RM Fresh effective became a wholly-owned subsidiary of the Company.  Concurrent with the transaction the largest shareholder entered into a cancellation agreement with the Company whereby 25.8 number of shares were returned to treasury and 10 million were transferred to certain individuals.

RM Fresh services food and beverage retailers and distributors who are looking for innovative, trend-setting products across North America and in international markets. The company is headquartered in Mississauga, Ontario, Canada and offers logistic and warehouse services out of its principal warehouse facility in Mississauga, servicing the greater Toronto area.  Through a network of sub-distribution partners across Canada, RM Fresh provides national product distribution and brokerage services. The company has an emerging focus on the United States and Middle East through the establishment of sub-distribution partners. We believe the acquisition of RM Fresh is highly complementary and synergistic to our current business model and corporate strategy.

Results of Operations – Three Months Ended September 30, 2015

As of September 30, 2015, the Company conducted limited operations since inception. No revenue has been generated by the Company from March 4, 2014 (Inception) to September 30, 2015. The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenues

We had no revenue for the three months ended September 30, 2015 and 2014, respectively.

Expenses

Our total expenses were $1,453,966 and $65,879 for the three months ended September 30, 2015 and 2014, respectively.  The increase is primarily due to an increase of $1,394,135 for impairment of goodwill as a result of the acquisition of RM Fresh (as fully describe in Note 5 to the consolidated financial statements) and increase of $2,020 in bank fees offset by a decrease of $8,068 in professional fees and general expenses.

Translation Adjustment

Translation adjustment as a result of the currency exchange rate between U.S. Dollar and Canadian Dollar was $6,704 for the three months ended September 30, 2015, compared to $7 for the three months ended September 30, 2014.

Comprehensive Loss

We reported a comprehensive loss of $1,460,670 and $65,886 for the three months ended September 30, 2015 and 2014, respectively. The increase is primarily due to a significant increase in expense due to impairment of goodwill as a result of the acquisition of RM Fresh Brand Inc. as explained above.

Liquidity and Capital Resources

As of September 30, 2015, we had cash balance of $58,365. As of June 30, 2015, we had cash balance of $3,380. Increase in cash is mainly due to proceeds from issuance of convertible notes of $180,000.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended September 30, 2015 and 2014 respectively:

	For the three months ended September 30, 2015 $	For the three months ended September 30, 2014 $
Net Cash Used in Operating Activities	(55,283)	(12,837)
Net Cash Provided by Investing Activities	3,671	—
Net Cash Provided by Financing Activities	113,301	9,183
Net Increase (Decrease) in Cash and Cash Equivalents	61,689	(3,654)

Net Cash Used in Operating Activities

For the three months ended September 30, 2015, net cash used in operating activities was $55,283, primarily attributable to our net loss of $1,453,966 adjusted by impairment of goodwill of $1,394,135, increase of $1,343 in prepaid expenses, and increase of $3,205 in accrued expenses and other liabilities.

For the three months ended September 30, 2014, net cash used in operating activities was $12,837, primarily attributable to our net loss of $65,879 adjusted by issuance of shares for services valued at of $53,360 and decrease of $318 in accrued expenses and other liabilities.

Net Cash Provided by Investing Activities

For the three months ended September 30, 2015, net cash provided by investing activities was $3,671, compared to $nil for the three months ended September 30, 2014. The increase is due to cash acquired as a result of the acquisition of RM Fresh.

Net Cash Provided by Financing Activities

For the three months ended September 30, 2015, net cash provided by financing activities was $113,301, compared to $9,183 for the three months ended September 30, 2014. The increase is mainly attributable to the proceeds from the issuance of convertible notes to certain investors in September 2015.

We have limited assets and have generated no revenues since inception. We are also dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan of seeking a combination with a private operating company. In addition, we are dependent upon certain related parties to provide continued funding and capital resources.

Going Concern

Our unaudited condensed interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred recurring losses from operations and as at September 30, 2015 has accumulated deficit of $1,561,739 which has primarily arisen from a non-cash goodwill impairment charge in the current period.  We anticipate that the Company will attain profitable status and improve our liquidity through the acquisition of RM Fresh as explained in Note 5 to our financial statements and continued business development and additional debt or equity investment in the Company.  Our continued existence is dependent upon our ability to continue to execute our operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to us, in which case we may be unable to meet our obligations. Should we be unable to realize our assets and discharge our liabilities in the normal course of business, the net realizable value of our assets may be materially less than the amounts recorded in the financial statements. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should we be unable to continue in existence.

Critical Accounting Policies and Estimates

Basis of Presentation and Consolidation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in United States dollars (“USD”).

The Company’s unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the SEC and are expressed in US dollars. Accordingly, the unaudited condensed interim consolidated financial statements do not include all information and footnotes required by US GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed interim consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending June 30, 2016 or for any other interim period. The unaudited condensed interim consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended June 30, 2015.

The Company’s fiscal year-end is June 30. The parent Company’s functional currency is the US dollar.  The subsidiary operates in Canadian dollars. The Company’s reporting currency is the U.S. dollar.

The condensed interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary RM Fresh, Inc. All inter-company transactions and balances have been eliminated in preparing the consolidated financial statements.

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Areas involving significant estimates and assumptions include inventory valuation reserves, allowance for doubtful account, intangible assets, goodwill, impairment, income taxes, accruals and going concern assessment.  These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known. Actual results could materially differ from those estimates.

Cash

Cash includes cash on hand and balances with banks.

Inventories

Inventories which comprise of finished goods, is valued at the lower of cost and market value, with cost being determined on a first-in, first-out basis. The cost of finished goods consists of purchase price, freight, custom duties and other delivery expenses.  Net realizable value is the estimated selling price in the ordinary course of business, less any applicable selling costs.  The Company evaluated the carrying value of inventory on a regular basis, taking into account such factors as historical and anticipated future sales compared with quantities on hand and the price the Company expects to obtain for products in market compared with historical cost.

Revenue Recognition

The Company recognizes revenues when they are earned, specifically when all of the following conditions are met:

•ownership of the goods have been transferred to the customers. Ownership of the goods is transferred to the customers when the good are transferred to a designated carrier in accordance with shipping terms agreed with the customer.

•there is persuasive evidence that an arrangement exists;

•there are no significant obligations remaining;

•amounts are fixed or can be determined; and

•the ability to collect is reasonably assured.

Accounts Receivable

Accounts receivable are stated at outstanding balances, net of an allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income. Accounts deemed to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. Management’s periodic evaluation of the adequacy of the allowance is based on past experience, aging of the receivables, adverse situations that may affect a customer’s ability to pay, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant change. Unpaid balances remaining after the stated payment terms are considered past due. The Company routinely assesses the financial strength of its customers and, therefore, believes that its accounts receivable credit risk exposure is limited.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with FASB ASC Topic 705 “Cost of Sales and Services”. Costs related to raw materials purchased, are included in inventory or cost of goods sold, as appropriate. While amounts charged to customers for shipping product are included in revenues, the related outbound freight costs are included in expenses as incurred.

Segment Reporting

The Company operates in one operating segment based on the activities for the Company in accordance with ASC Topic 280-10.  Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

Goodwill and Identifiable Intangible Assets

Goodwill and other identifiable intangible assets with indefinite lives that are not being amortized, such as trade names, are tested at least annually for impairment and are written down if impaired. Identifiable intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment whenever facts and circumstances indicate that their carrying values may not be fully recoverable. The intangible asset is being amortized over its estimated useful life of 5 years using the straight-line method.

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at September 30, 2015 and June 30, 2015.

Foreign Currency Translation

The functional currency of the Company is the US dollar.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year.  The translation gains and losses resulting from the changes in exchange rates are reported in accumulated other comprehensive gain (loss).

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

Level 1 - Valuation based on quoted market prices in active markets for identical assets or liabilities.

Level 2 - Valuation based on quoted market prices for similar assets and liabilities in active markets.

Level 3 - Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management’s best estimate of what market participants would use as fair value.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include due from a shareholder, accounts receivable, accounts payable, accrued expenses and other liabilities, due to shareholders, note payable and loan payable. The Company's cash, which is carried at fair value, is classified as a Level 1 financial instruments. Bank accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through undiscounted future cash flows. If impairment exists based on expected future undiscounted cash flows, a loss is recognized in income. The amount of the impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset, typically based on discounted future cash flows. The Company has assessed its long-lived assets and has determined that there is an impairment of goodwill amounting to $1,394,135 as explained in Note 5 to the financial statements.

Income Taxes

The Company accounts for under ASC Topic 740 Accounting for Income Taxes.  The Company provides for federal and provincial income taxes payable, as well as for those deferred because of the timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. The effect of a change in tax rates is recognized as income or expense in the period of the change. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized.

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity'', which revises what qualifies as a discontinued operation, changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This ASU will be effective for the Company for applicable transactions occurring after October 1, 2015. The Company will prospectively apply the guidance to applicable transactions and does not expect adoption to have a material impact on the financial statements.

On May 28, 2014, the FASB issued a new financial accounting standard on revenue from contracts with customers, ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. In July 2015, the FASB voted to approve a one-year deferral of the effective date of ASU 2014-09, which will be effective for the Company in the first quarter of fiscal year 2018 and may be applied on a full retrospective or modified retrospective approach. This ASU will have no impact on the Company until it begins to generate revenue.

In June 2014, the FASB issued Accounting Standards Update ASU 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had’ been in the development stage. The amendments in this update are applied retrospectively.

On August 27, 2014, the FASB issued a new financial accounting standard on going concern, ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern. The amendments apply to all companies and are effective in annual periods ending after December 15, 2016, with early application permitted. The Company is currently evaluating the impact of this accounting standard on its financial statements.

On April 7, 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and the accounting for debt issue costs under IFRS. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments apply to all companies and are effective for public business entities in annual periods ending after December 15, 2015, and interim periods within those fiscal years, with early application permitted. The Company is currently evaluating the impact of this accounting standard on its financial statements.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of September 30, 2015 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 21, 2015, we issued four (4) 10% Convertible Promissory Notes (the “Notes”) in the aggregate principal amount of $180,000 to certain investors. The Notes accrue interest at a rate equal to 10% and have a maturity date of February 21, 2017. The Notes are convertible into Common Stock at a Conversion Price of $1.00 per share. As of the date of this Quarterly Report, the Notes have been fully converted into 180,000 shares of our common stock.

We relied on the exemption from registration provided by the Securities Act of 1933, as amended for the issuance of above securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

4.1	Form of 10% Convertible Notes (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 26, 2015)
10.1	Addendum #1 to Share Exchange Agreement
10.2	Addendum #1 to Share Cancellation Agreement
31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 23, 2015

LEGACY VENTURES INTERNATIONAL INC.

/s/ Evan Clifford
Name: Evan Clifford
Chief Executive Officer
(Principal Executive Officer)

/s/ Rehan Saeed
Name: Rehan Saeed
Chief Financial Officer
(Principal Accounting Officer)