Form 10-Q
period 2015-12-31
LEGACY VENTURES INTERNATIONAL INC.
filed 2016-02-12
CIK 1616788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended December 31, 2015

or

☐¨     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐    No ☒

As of February 11, 2016, the registrant had 28, 857,000 shares of its common stock issued and outstanding.

LEGACY VENTURES INTERNATIONAL INC.

QUARTERLY REPORT ON FORM 10-Q

December 31, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Interim Financial Statements

LEGACY VENTURES INTERNATIONAL INC.

For the Quarterly Period Ended December 31, 2015 (unaudited)

2

LEGACY VENTURES INTERNATIONAL INC.

For the Quarterly Period Ended December 31, 2015 (unaudited)

Financial Statements

Condensed Consolidated Interim Balance Sheets	4

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss	5

Condensed Consolidated Interim Statements of Cash Flows	6

Notes to Condensed Consolidated Interim Financial Statements	7 - 16

LEGACY VENTURES INTERNATIONAL INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

As at December 31, 2015 and June 30, 2015

	As at December 31, 2015	As at June 30, 2015
	(unaudited)	(audited)
	$	$
CURRENT ASSETS
Cash	21,216	3,380
Accounts receivable, no allowance	92,157	—
Inventories	25,387	—
Harmonized sales tax recoverable	8,929	—
Prepaid expenses [Note 8]	328,347	1,343
Total current assets	476,036	4,723

Goodwill [Note 5]	309,000	—
Intangible assets [Note 5]	445,550	—
TOTAL ASSETS	1,230,586	4,723

CURRENT LIABILITIES
Accounts payable	66,336	—
Accrued expenses	22,255	11,850
Due to a stockholder [Note 4]	8,889	32,661
Note payable [Note 6]	26,000	—
TOTAL LIABILITIES	123,480	44,511
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no share issued and outstanding as at December 31, 2015 and June 30, 2015, respectively [Note 8]	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 28,857,000 and 51,800,0000 common shares issued and outstanding as at December 31, 2015 and June 30, 2015, respectively [Note 8]	2,886	5,180
Additional paid-in-capital	3,330,047	62,903
Accumulated other comprehensive gain (loss)	14,005	(98)
Accumulated deficit	(2,239,832)	(107,773)
Total stockholders' equity	1,107,106	(39,788)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	1,230,586	4,723

Going concern [Note 2]

Subsequent events [Note 10]

See accompanying notes to the condensed interim consolidated financial statements

LEGACY VENTURES INTERNATIONAL INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended December 31, 2015	Three months ended December 31, 2014	Six months ended December 31, 2015	Six months ended December 31, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	$	$	$	$

REVENUE	37,418	—	37,418	—

COST OF SALES	52,827	—	52,827	—
GROSS LOSS	(15,409)	—	(15,409)	—

OPERATING EXPENSES
Professional fees [Note 8]	563,517	2,438	621,236	68,041
Management fees [Note 9]	53,915	—	53,915	—
General expenses	38,023	—	38,023	184
TOTAL OPERATING EXPENSES	(670,864)	(2,438)	(728,583)	(68,225)

OTHER (INCOME) EXPENSES
Impairment of goodwill [Note 5]	—	—	1,394,135	—
Interest and bank charges	1,752	17	3,865	110
Amortization expense [Note 5]	23,450	—	23,450	—
Forgiveness of loan [Note 7]	(17,974)	—	(17,974)	—
NET LOSS BEFORE INCOME TAXES	(678,092)	(2,455)	(2,132,059)	(68,335)
Income taxes	—	—	—	—
NET LOSS	(678,092)	(2,455)	(2,132,059)	(68,335)

Translation adjustment	20,807	34	14,103	28

COMPREHENSIVE LOSS	(657,285)	(2,421)	(2,117,956)	(68,307)

LOSS PER SHARE, BASIC AND DILUTED	(0.0236)	(0.0000)	(0.0530)	(0.0015)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	28,693,500	51,800,000	40,246,750	44,922,402

See accompanying notes to the condensed interim consolidated financial statements

LEGACY VENTURES INTERNATIONAL INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

	Six months ended December 31, 2015	Six months ended December 31, 2014
	(unaudited)	(unaudited)
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(2,132,059)	(68,335)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill [Note 5]	1,394,135	—
Issuance of shares for services [Note 8]	461,503	53,360
Amortization expense [Note 5]	23,450	—
Forgiveness of loan [Note 7]	(17,974)	—

Changes in operating assets and liabilities:
Accounts receivable	(4,725)	—
Inventories	286	—
Harmonized sales tax recoverable	(7,367)	—
Prepaid expenses	1,966	—
Accounts payable	32,716	—
Accrued expenses	10,698	1,384
Net cash used in operating activities	(237,371)	(13,591)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired on acquisition [Note 5]	3,671	—
Net cash provided by investing activities	3,671	—

CASH FLOWS FROM FINANCING ACTIVITIES
Due to stockholders	(27,303)	—
Proceeds from issuance of common stock	115,000	9,183
Proceeds from issuance of convertible note	180,000	—
Net cash provided by financing activities	267,697	9,183

Effect of foreign currency translation	(16,161)	28
Net increase (decrease) in cash during the period	33,997	(4,408)
Cash, beginning of period	3,380	5,366
Cash, end of period	21,216	986

See accompanying notes to the condensed interim consolidated financial statements

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Condensed Interim Consolidated Financial Statements

As at December 31, 2015 (unaudited)

1.	NATURE OF OPERATIONS

Legacy Ventures International Inc. (the “Company”) is a management Company incorporated on March 4, 2014 in the State of Nevada. Upon its recent acquisition of RM Fresh Brands Inc. (formerly Influx Global Media Inc.) [“RM Fresh”], it is engaged in the food and beverage distribution business whose principal place of business is located at

2215-B Renaissance Drive, Las Vegas, Nevada, 89119 USA. .

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

The Company’s unaudited condensed interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from operations and as at December 31, 2015 has accumulated deficit of $2,239,832 which has primarily arisen from a non-cash goodwill impairment charge in the current period. Management anticipates the Company will attain profitable status and improve its liquidity through the acquisition of RM Fresh as explained in Note 5 and continued business development and additional debt or equity investment in the Company. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the financial statements. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The unaudited condensed interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in United States dollars (“USD”).

The Company’s unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the SEC. Accordingly, the unaudited condensed interim consolidated financial statements do not include all information and footnotes required by US GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed interim consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending June 30, 2016 or for any other interim period. The unaudited condensed interim consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended June 30, 2015.

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Condensed Interim Consolidated Financial Statements

As at December 31, 2015 (unaudited)

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

Use of Significant Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Areas involving significant estimates and assumptions include inventory valuation reserves, allowance for doubtful account, intangible assets, goodwill, income taxes, accruals and going concern assessment.  These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known. Actual results could materially differ from those estimates.

Cash

Cash includes cash on hand and balances with banks.

Inventories

Inventories which comprise of finished goods, is valued at the lower of cost and market value, with cost being determined on a first-in, first-out basis. The cost of finished goods consists of purchase price, freight, custom duties and other delivery expenses. Net realizable value is the estimated selling price in the ordinary course of business, less any applicable selling costs. The Company evaluate the carrying value of inventory on a regular basis, taking into account such factors as historical and anticipated future sales compared with quantities on hand and the price the Company expects to obtain for products in market compared with historical cost.

Revenue Recognition

The Company recognizes revenues when they are earned, specifically when all of the following conditions are met:

●	ownership of the goods have been transferred to the customers. Ownership of the goods is transferred to the customers when the good are transferred to a designated carrier in accordance with shipping terms agreed with the customer.

●	there is persuasive evidence that an arrangement exists;

●	there are no significant obligations remaining;

●	amounts are fixed or can be determined; and

●	the ability to collect is reasonably assured.

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Condensed Interim Consolidated Financial Statements

As at December 31, 2015 (unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at December 31, 2015 and June 30, 2015.

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Condensed Interim Consolidated Financial Statements

As at December 31, 2015 (unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair Value of Financial Instruments

ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include due from a shareholder, accounts receivable, accounts payable, accrued expenses, due to shareholders and note payable. The Company's cash, which is carried at fair value, is classified as a Level 1 financial instruments. Bank accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

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

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Condensed Interim Consolidated Financial Statements

As at December 31, 2015 (unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity'', which revises what qualifies as a discontinued operation, changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This ASU will be effective for the Company for applicable transactions occurring after October 1, 2015. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

On August 27, 2014, the FASB issued a new financial accounting standard on going concern, ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern. The amendments apply to all companies and are effective in annual periods ending after December 15, 2016, with early application permitted. The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements.

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Condensed Interim Consolidated Financial Statements

As at December 31, 2015 (unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

On April 7, 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and the accounting for debt issue costs under IFRS. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments apply to all companies and are effective for public business entities in annual periods ending after December 15, 2015, and interim periods within those fiscal years, with early application permitted. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In September 2015, an accounting pronouncement was issued by the Financial Accounting Standards Board ("FASB") which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. This pronouncement is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Condensed Interim Consolidated Financial Statements

As at December 31, 2015 (unaudited)

5.	GOODWILL AND INTANGIBLE ASSETS (continued)

Business Acquisition (continued)

This acquisition was accounted for using the acquisition method of accounting. The fair value of assets, liabilities and intangible assets and the purchase price allocation as of the valuation date, which is September 30, 2015 is as follows:

Allocation of Purchase Price
$
Cash	3,671
Accounts receivable	91,055
Inventories	26,636
Prepaid expenses	1,875
Total assets	123,237

Accounts payable	(34,458)
Due to shareholders	(36,914)
Note payable	(26,000)
Loan payable	(18,000)
Total liabilities	(115,372)
Net assets	7,865
Intangible asset acquired
Trade-name	236,000
Customer base/distribution rights	233,000
Total intangible assets acquired	469,000
Goodwill	1,703,135
Total net assets acquired	2,180,000

The purchase consideration of 2,000,000 shares of the Company’s common stock valued as detailed below:

$
Number of common Stock	2,000,000
Market price on the date of issuance	1.09
Fair value of common stock	2,180,000

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Condensed Interim Consolidated Financial Statements

As at December 31, 2015 (unaudited)

5.	GOODWILL AND INTANGIBLE ASSETS (continued)

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

Goodwill amounting to $1,394,135 was immediately impaired based on the implied fair value of goodwill determined based on the enterprise value of the acquiree of approximately $786,000. The discounted cash flow method was used to arrive at the value of the enterprise using following major assumptions:

➢  Weighted average cost of capital (discount rate) of 22%;

➢  Beta 1.23 (risk associated with benefit streams); and

➢  Long term growth rate of 2.75%.

Intangible assets

Identifiable intangible assets having gross values of $469,000 ($445,550 net of amortization charge of $23,450) comprise of gross fair values of trade-name of $236,000 and customer base/distribution rights of $233,000. Relief from royalty approach was used to arrive at the fair value of trade-name using major assumptions a) 2% royalty rate; b) 10 year life; c) cost to maintain trade name at $2,000 increasing 2.75% annually; and d) discount rate of 22%. Multi-Period Excess Earnings Method was used to arrive at the fair value of customer base/distribution rights using major assumptions a) net sales base from years 2015 to 2025; b) retention rate of 85% and c) discount rate of 22%.

Amortization expense of $23,450 on these intangible assets were recorded for the three months ended December 31, 2015. The following table presents the estimated future amortization expense of these identifiable intangible assets:

$
2016	70,350
2017	93,800
2018	93,800
2019	93,800
2020	93,800
2021	23,450
469,000

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Condensed Interim Consolidated Financial Statements

As at December 31, 2015 (unaudited)

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

7.	FORGIVENESS OF LOAN

Loan amounting to $17,974 provided by a related party to RM Fresh before acquisition to meet the working capital requirements and was unsecured, interest free and was repayable on demand. During three months ended December 31, 2015, the related party agreed to forgive the loan in favour of the Company.

8.   STOCKHOLDERS’ EQUITY

COMMON STOCK - AUTHORIZED

As at December 31, 2015, the Company authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.0001 and 100,000,000 shares of common stock, with a par value of $0.0001.

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

On September 30, 2015 the Company issued 2,000,000 shares of common stock to the former shareholders of RM Fresh pursuant to Share Exchange Agreement as explained in Note 5. Further, the Principal shareholder of the Company agreed to cancel 25,800,000 shares of common stock in accordance with the Cancellation Agreement.

As explained in Note 6, on September 30, 2015 the holders of convertible notes payable exercised their option to convert the notes payable into shares at a price of $1 per share with the resultant issuance of 180,000 shares.

During October and December 2015, the Company issued 92,000 shares of common stock to three investors at a price of $1.25 per common stock and received gross proceeds of $115,000.

On October 1, 2015, the Company issued 250,000 shares of common stock to a director in connection with joining the board of directors. These shares were fair valued at $337,500, determined based on the market price on the date of issuance, and recorded as expense under professional fees in the statement of operations.

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Condensed Interim Consolidated Financial Statements

As at December 31, 2015 (unaudited)

8.	STOCKHOLDERS’ EQUITY (continued)

COMMON STOCK - ISSUED AND OUTSTANDING (continued)

During October and December 2015, the Company issued 335,000 shares of common stock to various third parties in connection with providing consulting services. These shares were fair valued at $452,350, determined based on the market price on the date of issuance, to be expensed over the term of the respective agreements. Accordingly, the Company initially recorded $452,350 as prepaid expense and during the three months ended December 31, 2015, $124,003 were expensed and included in professional fees in the statement of operations.

At December 31, 2015, there were 28,857,000 shares of common stock issued and outstanding (June 30, 2015 – 51,800,000 shares of common stock) of which 14,577,000 shares are restricted while 14,280,000 are unrestricted.

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

Other than disclosed elsewhere in the consolidated financial statements, the other related party transaction is management fees of $53,915 charged from the entities owned by the shareholders of the Company for providing warehousing and other logistic services.

10.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to February 11, 2016, the date the unaudited condensed interim consolidated financial statements were issued, pursuant to the requirements of ASC Topic 855 and has determined that there no significant subsequent events to report.

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

Overview

We were incorporated on March 4, 2014 under the laws of the State of Nevada. We offered management and consulting services to residential and commercial real estate property owners prior to the acquisition of RM Fresh.

We now operate through our wholly-owned subsidiary RM Fresh, who services food and beverage retailers and distributors who are looking for innovative, trend-setting products across North America and in international markets. With a focus on sustainable, category changing consumables, RM Fresh acquired the rights to distribute an extensive portfolio of highly desirable brands, including Boxed Water, Cleansify, Uncle Si’s Iced Tea, Chef 5-Minute Meals, Gurkha Cigars, Shimla Foods, Aloe Gloe and Arriba Horchata. We are headquartered in Mississauga, Ontario, Canada and offers logistic and warehouse services out of our principal warehouse facility in Mississauga, servicing the greater Toronto area. Through a network of sub-distribution partners across Canada, RM Fresh provides national product distribution and brokerage services. The Company has an emerging focus on the United States and Middle East through the establishment of sub-distribution partners.

On September 30, 2015, we entered into a share exchange agreement with Rehan Saeed, RM Fresh Brands Inc. (“RM Fresh”), and the RM Fresh shareholders, Ron Patel and Mirwan Ferris. Pursuant to the terms of the agreement, the Company issued an aggregate of 2,000,000 shares of its common stock to the RM Fresh shareholders in exchange for all the issued and outstanding shares of RM Fresh. The principals of RM Fresh, Ron Patel and Mirwan Ferris, remain as officers and directors of RM Fresh.

In connection with the share exchange agreement, the Company entered into a share cancellation agreement with Rehan Saeed whereby Mr. Saeed, owning an aggregate of 37,800,000 shares of the Company’s common stock, agreed to cancel 25,800,000 shares, and to transfer an aggregate of 10,000,000 shares of common stock to the RM Fresh executives and their affiliates.

In addition, RM Fresh entered into executive management agreements with (1) Shadon Global Inc., for the services of Ron Patel and (2) Ferris Brand Management Inc., for the services of Mirwan Ferris. Pursuant to the agreements, the RM Fresh executives will be responsible for the day-to-day operations of RM Fresh and shall direct the business of RM Fresh in its sole discretion and in the best interests of RM Fresh, including but not limited to with respect to selection of products for distribution, employment or engagement of personnel, engagement of professional assistance, including without limitation legal and accounting professionals. In exchange, the RM Fresh executives shall be entitled to receive an annual base salary of one hundred thousand dollars ($100,000) and an annual bonus equal to 2.5% of the annual gross sales of RM Fresh.

Results of Operations

For the Three and Six Months Ended December 31, 2015 and 2014

As of December 31, 2015, the Company conducted limited operations since inception. $37,418 in revenue represents sales made by RM Fresh from the date of acquisition to December 31, 2015. The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue and gross loss

Revenue of $37,418 represents sales made by RM Fresh from the date of acquisition (September 30, 2015) to December 31, 2015. The Company incurred gross loss of $(15,409) mainly due to unfavorable exchange rate impact as the Company is making purchases in USD. Furthermore, the Company is the process of negotiating with the suppliers to reduce purchase price and at the same time evaluating the impact on sales if it increase selling prices.

Operating Expenses

Our total operating expenses for the three months and six months ended December 31, 2015 were $670,864 and $728,583 as compared to $2,438 and $68,225 for the three months and six months ended December 31, 2014, respectively. The overall significant increase during three and six months ended December 31, 2015 as compared to 2014 is mainly due to increase in activities as a result of acquisition of RM Fresh on September 30, 2015. The overall increase in operating expenses are attributable to the following factors:

●	During three months ended December 31, 2015, the Company issued 335,000 shares of common stock to various third parties in connection with consulting services. These shares were fair valued and the Company recorded expense of $124,003 included in professional fees. In addition, the Company issued 250,000 shares of common stock to a director in connection with joining the board of directors. These shares were fair valued and the Company recorded expense of $337,500 included in professional fees; and

●	During three months ended December 31, 2015, the Company recorded management fees of $53,915 charged from the entities owned by the shareholders of the Company for providing warehousing and other logistics services;

Other (Income) Expenses

The overall increase in other (income) expenses for the three and six months ended December 31, 2015 as compared to three and six months ended December 31, 2014 is detailed below:

●	Immediate impairment of goodwill of $1,394,135 on September 30, 2015 at the time of acquisition of RM Fresh;

●	Interest and bank charges mainly include interest expense of $1,300 on note payable;

●	Amortization expense of $23,450 represents the amortization charge for the three months ended December 31, 2015 in connection with acquisition of RM Fresh on September 30, 2015; and

●	Income of $17,974 represents forgiveness of loan from a related party.

Net Loss

We reported a net loss of $678,092 and $2,132,059 for the three and six months ended December 31, 2015 as compared to a net loss of $2,455 and $68,335 for the three and six months ended December 31, 2014, respectivley. The increase in losses for the three and six months ended December 31, 2015 as compared to 2014 is due to increase in expenses as explained above under operating and other (income) expense section.

Translation Adjustment

Translation adjustment as a result of the currency exchange rate between U.S. Dollar and Canadian Dollar was $20,807 and $14,103 for the three and six months ended December 31, 2015 as compared to $34 and $28 for the three and six months ended December 31, 2014, respectively.

Liquidity and Capital Resources

As of December 31, 2015, we had cash balance of $21,216. As of June 30, 2015, we had cash balance of $3,380. Increase in cash is mainly due to proceeds from issuance of convertible notes of $180,000 and proceeds of $115,000 from issuance of shares during the six months ended December 31, 2015.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended December 31, 2015 and 2014 respectively:

	For the six months ended December 31, 2015 $	For the six months ended December 31, 2014 $
Net Cash Used in Operating Activities	(237,303)	(13,591)
Net Cash Provided by Investing Activities	3,671	—
Net Cash Provided by Financing Activities	267,697	9,183
Net Increase (Decrease) in Cash and Cash Equivalents	33,997	(4,408)

Net Cash Used in Operating Activities

For the six months ended December, 2015, net cash used in operating activities was $237,303, primarily attributable to our net loss of $2,132,059 adjusted by impairment of goodwill of $1,394,135, issuance of shares for services valued at $461,503, amortization expense of $23,450, forgiveness of loan of $(17,974) and increase in working capital changes of $33,574.

For the six months ended December 31, 2014, net cash used in operating activities was $13,591, primarily attributable to our net loss of $68,335 adjusted by issuance of shares for services valued at of $53,360 and increase in working capital changes of $1,384.

Net Cash Provided by Investing Activities

For the six months ended December 31, 2015, net cash provided by investing activities was $3,671, compared to $nil for the six months ended December 31, 2014. The increase represents cash acquired as a result of the acquisition of RM Fresh.

Net Cash Provided by Financing Activities

For the six months ended December 31, 2015, net cash provided by financing activities was $267,697, compared to $9,183 for the six months ended December 31, 2014. The increase is mainly attributable to the proceeds from the issuance of convertible notes amounting to $180,000 and proceeds of $115,000 from the issuance of shares.

We have limited assets and have generated insignificant revenues since inception. We are also dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan of seeking a combination with a private operating company. In addition, we are dependent upon certain related parties to provide continued funding and capital resources.

Going Concern

Our unaudited condensed interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from operations and as at December 31, 2015 has accumulated deficit of $2,239,832 which has primarily arisen from a non-cash goodwill impairment charge in the current period. Management anticipates the Company will attain profitable status and improve its liquidity through the acquisition of RM Fresh as explained in Note 5 to our condensed interim consolidated financial statements and continued business development and additional debt or equity investment in the Company. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the financial statements. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

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

Use of Significant Estimates

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

Revenue Recognition

The Company recognizes revenues when they are earned, specifically when all of the following conditions are met:

●	ownership of the goods have been transferred to the customers. Ownership of the goods is transferred to the customers when the good are transferred to a designated carrier in accordance with shipping terms agreed with the customer.

●	there is persuasive evidence that an arrangement exists;

●	there are no significant obligations remaining;

●	amounts are fixed or can be determined; and

●	the ability to collect is reasonably assured.

Cash

Cash includes cash on hand and balances with banks.

Inventories

Inventories which comprise of finished goods, is valued at the lower of cost and market value, with cost being determined on a first-in, first-out basis. The cost of finished goods consists of purchase price, freight, custom duties and other delivery expenses. Net realizable value is the estimated selling price in the ordinary course of business, less any applicable selling costs. The Company evaluate the carrying value of inventory on a regular basis, taking into account such factors as historical and anticipated future sales compared with quantities on hand and the price the Company expects to obtain for products in market compared with historical cost.

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

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at December 31, 2015 and June 30, 2015.

Fair Value of Financial Instruments

ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include due from a shareholder, accounts receivable, accounts payable, accrued expenses, due to shareholders and note payable. The Company's cash, which is carried at fair value, is classified as a Level 1 financial instruments. Bank accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through undiscounted future cash flows. If impairment exists based on expected future undiscounted cash flows, a loss is recognized in income. The amount of the impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset, typically based on discounted future cash flows. The Company has assessed its long-lived assets and has determined that there is an impairment of goodwill amounting to $1,394,135 as explained in Note 5 to our financial statements.

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

In September 2015, an accounting pronouncement was issued by the Financial Accounting Standards Board ("FASB") which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. This pronouncement is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015, for the material weakness describe below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During October and December 2015, the Company issued 335,000 shares of common stock in connection with consulting services. The fair value of the services was determined based on market price of the share on the date of issuance. These securities were issued in reliance on the exemption under Section 4(2) of the Act.

During October 2015, the Company issued 250,000 shares of common stock to a director as compensation for joining the board of directors. The fair value of the services was determined based on market price of the share on the date of issuance. These securities were issued in reliance on the exemption under Section 4(2) of the Act.

During October and December 2015, the Company issued 92,000 shares of common stock at $1.25 per share for $115,000 cash. These securities were issued in reliance on the exemption under Section 4(2) of the Act.

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

Date: February 12, 2016

LEGACY VENTURES INTERNATIONAL INC.

/s/ Evan Clifford
Name: Evan Clifford
Chief Executive Officer
(Principal Executive Officer)

/s/ Rehan Saeed
Name: Rehan Saeed
Chief Financial Officer
(Principal Accounting Officer)

