Form 10-Q
period 2016-03-31
LEGACY VENTURES INTERNATIONAL INC.
filed 2016-05-20
CIK 1616788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2016

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

Yes ☐    No ☒

As of May 20, 2016, the registrant had 29,527,000 shares of its common stock issued and outstanding.

LEGACY VENTURES INTERNATIONAL INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Interim Financial Statements

LEGACY VENTURES INTERNATIONAL INC.

For the Quarterly Period Ended March 31, 2016 (unaudited)

1

LEGACY VENTURES INTERNATIONAL INC.

For the Quarterly Period Ended March 31, 2016 (unaudited)

Financial Statements

Condensed Consolidated Interim Balance Sheets	3
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss	4
Condensed Consolidated Interim Statements of Cash Flows	5
Notes to Condensed Consolidated Interim Financial Statements	6 -13

LEGACY VENTURES INTERNATIONAL INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

As at March 31, 2016 and June 30, 2015

	As at March 31, 2016	As at June 30, 2015
	(unaudited)	(audited)
	$	$
CURRENT ASSETS
Cash	16,327	3,380
Accounts and other receivables, no allowance [Note 6]	307,059	—
Inventories	46,892	—
Harmonized sales tax recoverable	16,935	—
Prepaid expenses [Note 9]	237,273	1,343
Total current assets	624,486	4,723

Goodwill [Note 5]	309,000	—
Intangible assets [Note 5]	422,100	—
TOTAL ASSETS	1,355,586	4,723

CURRENT LIABILITIES
Accounts and other payables [Note 6]	248,479	—
Accrued expenses	16,291	11,850
Due to related parties [Note 10]	41,487	—
Due to stockholders [Note 4]	9,429	32,661
Note payable [Note 7]	53,363	—
TOTAL LIABILITIES	369,049	44,511
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no share issued and outstanding as at March 31, 2016 and June 30, 2015, respectively [Note 9]	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 29,527,000 and 51,800,0000 common shares issued and outstanding as at March 31, 2016 and June 30, 2015, respectively [Note 9]	2,953	5,180
Additional paid-in-capital	3,766,480	62,903
Accumulated other comprehensive gain (loss)	21,128	(98)
Accumulated deficit	(2,804,024)	(107,773)
Total stockholders' equity	986,537	(39,788)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	1,355,586	4,723

Going concern [Note 2]

Subsequent events [Note 11]

See accompanying notes to the condensed interim consolidated financial statements

LEGACY VENTURES INTERNATIONAL INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended March 31, 2016	Three months ended March 31, 2015	Nine months ended March 31, 2016	Nine months ended March 31, 2015
	$	$	$	$

REVENUE	79,074	—	116,492	—

COST OF SALES	31,302	—	84,129	—
GROSS PROFIT	47,772	—	32,363	—

OPERATING EXPENSES
Professional fees [Note 9]	523,746	3,082	1,144,981	71,122
Management fees [Note 10]	47,626	—	101,541	—
General expenses	15,404	—	53,427	184
TOTAL OPERATING LOSS	(539,004)	(3,082)	(1,267,586)	(71,306)

OTHER (INCOME) EXPENSES
Impairment of goodwill [Note 5]	—	—	1,394,135	—
Interest and bank charges	1,739	50	5,604	160
Amortization expense [Note 5]	23,450	—	46,900	—
Forgiveness of loan [Note 8]	—	—	(17,974)	—
NET LOSS BEFORE INCOME TAXES	(564,193)	(3,132)	(2,696,251)	(71,466)
Income taxes	—	—	—	—
NET LOSS	(564,193)	(3,132)	(2,696,251)	(71,466)

Translation adjustment	7,025	(316)	21,128	(289)

COMPREHENSIVE LOSS	(557,168)	(3,448)	(2,675,123)	(71,755)

LOSS PER SHARE, BASIC AND DILUTED	(0.0193)	(0.0004)	(0.0737)	(0.0106)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	29,201,835	7,400,000	36,591,887	6,741,392

See accompanying notes to the condensed interim consolidated financial statements

LEGACY VENTURES INTERNATIONAL INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended March 31, 2016	Nine months ended March 31, 2015
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(2,696,251)	(71,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill [Note 5]	1,394,135	—
Issuance of shares for services [Note 9]	954,077	53,360
Amortization expense [Note 5]	46,900	—
Forgiveness of loan [Note 8]	(17,974)	—

Changes in operating assets and liabilities:
Accounts receivable	(208,167)	—
Inventories	(14,472)	—
Harmonized sales tax recoverable	(18,962)	—
Prepaid expenses	1,942	—
Accounts payable	205,894	—
Due to related parties	40,248
Accrued expenses	4,176	1,175
Net cash used in operating activities	(308,454)	(16,931)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired on acquisition [Note 5]	3,671
Net cash provided by investing activities	3,671	—

CASH FLOWS FROM FINANCING ACTIVITIES
Due to stockholders	(27,264)	14,040
Proceeds from issuance of common stock	150,000	9,183
Proceeds from issuance of convertible note	180,000	—
Net cash provided by financing activities	302,736	23,223

Effect of foreign currency translation	14,994	(289)

Net increase (decrease) in cash during the period	(2,047)	6,292

Cash, beginning of period	3,380	5,366
Cash, end of period	16,327	11,369

Cash paid for interest	nil	nil
Cash paid for taxes	nil	nil

See accompanying notes to the condensed interim consolidated financial statements

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Condensed Interim Consolidated Financial Statements

As at March 31, 2016 (unaudited)

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

2.   GOING CONCERN

The Company’s unaudited condensed interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from operations and as at March 31, 2016 has accumulated deficit of $2,804,024 which has primarily arisen from a non-cash goodwill impairment charge in the previous period. Management anticipates the Company will attain profitable status and improve its liquidity through the acquisition of RM Fresh as explained in Note 5 and continued business development and additional debt or equity investment in the Company. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the financial statements. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The unaudited condensed interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the SEC and are expressed in United States dollars (“USD”). Accordingly, the unaudited condensed interim consolidated financial statements do not include all information and footnotes required by US GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed interim consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending June 30, 2016 or for any other interim period. The unaudited condensed interim consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended June 30, 2015.

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Condensed Interim Consolidated Financial Statements

As at March 31, 2016 (unaudited)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s fiscal year-end is June 30. The parent Company’s functional currency is US dollar and for its subsidiary it is Canadian (“CDN”) dollar. The Company’s reporting currency is U.S. dollar.

The unaudited condensed interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary RM Fresh, Inc. All inter-company transactions and balances have been eliminated in preparing the consolidated financial statements.

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

Reclassification of comparative figures

Certain of the prior period figures have been reclassified to align with Management’s current view of the Company’s operations.

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

As at March 31, 2016 (unaudited)

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

As at March 31, 2016 (unaudited)

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

Recently Issued Accounting Standards

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

4. DUE TO STOCKHOLDERS

Amount due to stockholders is unsecured, interest free and is repayable on demand.

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Condensed Interim Consolidated Financial Statements

As at March 31, 2016 (unaudited)

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

As at March 31, 2016 (unaudited)

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

➢  Beta 1.23 (risk associated with benefit streams); and

➢  Long term growth rate of 2.75%.

Intangible assets

Identifiable intangible assets having gross values of $469,000 ($422,100 net of amortization charge of $46,900) comprise of gross fair values of trade-name of $236,000 and customer base/distribution rights of $233,000. Relief from royalty approach was used to arrive at the fair value of trade-name using major assumptions a) 2% royalty rate; b) 10 year life; c) cost to maintain trade name at $2,000 increasing 2.75% annually; and d) discount rate of 22%. Multi-Period Excess Earnings Method was used to arrive at the fair value of customer base/distribution rights using major assumptions a) net sales base from years 2015 to 2025; b) retention rate of 85% and c) discount rate of 22%.

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Condensed Interim Consolidated Financial Statements

As at March 31, 2016 (unaudited)

5. GOODWILL AND INTANGIBLE ASSETS (continued)

Intangible Assets (continued)

Amortization expense of $23,450 on these intangible assets were recorded for the three months ended March 31, 2016. The following table presents the estimated future amortization expense of these identifiable intangible assets:

$
2016	46,900
2017	93,800
2018	93,800
2019	93,800
2020	93,800
2021	23,450
445,550

6.   ACCOUNTS AND OTHER RECEIVABLES

During the three months ended March 31, 2016, RM Fresh entered into a simultaneous arrangement with a customer and a supplier, whereby RM Fresh would act as an intermediary between the two parties. As a result of this arrangement, RM Fresh has booked a receivable from the supplier and a payable to the customer, amounting to CAD160,000 each.

7.   NOTE PAYABLE

Outstanding note payable of $53,363 represents unsecured promissory notes amounting to $26,000 and $27,363 issued on April 1, 2015 and March 4, 2016, respectively bearing interest at 20% and 12% per annum, respectively repayable within a year from issuance date. Interest accrued on these notes during the three months ended March 31, 2016 amounted to $1,528 ($nil for three months ended March 31, 2015).

Further, on August 21, 2015 the Company issued $180,000 convertible notes payable bearing interest at 10% p.a. repayable on February 21, 2017. The principal amount and accrued interest were convertible into common stock of the Company at the option of the holder at any time from the date of issuance $1. The Company concluded that there is no beneficial conversion feature determined in accordance with the guidance provided in ASC 470. Accordingly, these notes were recognized as liability at the time of issuance. On September 30, 2015 all the Holders exercised their right to convert the outstanding principal amount of these notes, into shares of the Company’s common stock at a price of $1.00 per share (Note 9).

8.   FORGIVENESS OF LOAN

Loan amounting to $17,974 provided by a related party to RM Fresh before acquisition to meet the working capital requirements and was unsecured, interest free and was repayable on demand. During nine months ended March 31, 2016, the related party agreed to forgive the loan in favour of the Company.

9.   STOCKHOLDERS’ EQUITY

COMMON STOCK - AUTHORIZED

As at March 31, 2016, the Company authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.0001 and 100,000,000 shares of common stock, with a par value of $0.0001.

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

As at March 31, 2016 (unaudited)

9.   STOCKHOLDERS’ EQUITY (continued)

On September 30, 2015 the Company issued 2,000,000 shares of common stock to the former shareholders of RM Fresh pursuant to Share Exchange Agreement as explained in Note 5. Further, the Principal shareholder of the Company agreed to cancel 25,800,000 shares of common stock in accordance with the Cancellation Agreement.

As explained in Note 7, on September 30, 2015 the holders of convertible notes payable exercised their option to convert the notes payable into shares at a price of $1 per share with the resultant issuance of 180,000 shares.

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

During October and December 2015, the Company issued 335,000 shares of common stock to various third parties in connection with providing consulting services. These shares were fair valued at $452,350, determined based on the market price on the date of issuance, to be expensed over the term of the respective agreements. Accordingly, the Company initially recorded $452,350 as prepaid expense and during the nine months ended March 31, 2016, $289,244 were expensed and included in professional fees in the statement of operations.

During February 2016, the Company issued 70,000 shares of common stock to one investor at a price of $0.50 per common stock and received gross proceeds of $35,000.

On January 8, 2016 and March 31, 2016, the Company issued 250,000 shares and 250,000 shares respectively of common stock to two directors in connection with joining the board of directors. These shares were fair valued at $290,000 and $22,500 respectively, determined based on the market price on the date of issuance, and recorded as expense under professional fees in the statement of operations.

On January 26, 2016, the Company issued 100,000 shares of common stock to one third parties in connection with providing consulting services. These shares were fair valued at $89,000, determined based on the market price on the date of issuance, to be expensed over the term of the respective agreements. Accordingly, the Company initially recorded $89,000 as prepaid expense and during the three months ended March 31, 2016, $14,833 was expensed and included in professional fees in the statement of operations.

At March 31, 2016, there were 29,527,000 shares of common stock issued and outstanding (June 30, 2015 – 51,800,000 shares of common stock) of which 15,247,000 shares are restricted while 14,280,000 are unrestricted.

The restricted shares have been issued to various parties through private placements, as start up capital or as consideration for professional services. These restricted shares will be available for sale under Rule 144 of the Securities Act of 1933, as amended, when the conditions of Rule 144 have been met.

10.   RELATED PARTY TRANSACTIONS AND BALANCES

The Company’s transactions with related parties were, in the opinion of the directors, carried out on normal commercial terms and in the ordinary course of the Company’s business.

Other than disclosed elsewhere in the consolidated financial statements, the other related party transaction is management fees of $47,626 in the three months ended March 31, 2016 and $101,541 in the nine months ended March 31, 2016, charged from the entities owned by the stockholders of the Company for providing warehousing and other logistic services. Amounts owed to entities owned by the stockholders in respect of these services was $41,487 as at March 31, 2016 (June 30, 2015: $nil).

11.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to May 20, 2016, the date the unaudited condensed interim consolidated financial statements were issued, pursuant to the requirements of ASC Topic 855 and has determined that there no significant subsequent events to report.

LEGACY VENTURES INTERNATIONAL INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As at March 31, 2016 (unaudited)

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

LEGACY VENTURES INTERNATIONAL INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As at March 31, 2016 (unaudited)

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

Results of Operations

For the Three and Nine Months Ended March 31, 2016 and 2015

As of March 31, 2016, the Company conducted limited operations since inception. $116,492 in revenue represents sales made by RM Fresh from the date of acquisition to March 31, 2016. The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue and gross profit

Revenue of $79,074 and $116,492 during the three and nine months ended March 31, 2016, represents sales made by RM Fresh from the date of acquisition (September 30, 2015) to March 31, 2016. The Company made a gross profit of $47,772 and $32,363 during the three and nine months ended March 31, 2016, mainly through increased sales and a relatively favorable exchange rate.

Operating Expenses

Our total operating expenses for the three months and nine months ended March 31, 2016 were $586,776 and $1,299,949 as compared to $3,082 and $71,306 for the three months and nine months ended March 31, 2015, respectively. The overall significant increase during three and nine months ended March 31, 2016 as compared to 2015 is mainly due to increase in activities as a result of acquisition of RM Fresh on September 30, 2015. The overall increase in operating expenses was attributable to the following factors:

●	During three months ended March 31, 2016, the Company issued 100,000 shares of common stock to a third party in connection with consulting and advisory services. These shares were fair valued and the Company recorded expense of $14,833 included in professional fees. In addition, the Company issued 500,000 shares of common stock to two directors in connection with joining the board of directors. These shares were fair valued and the Company recorded expense of $312,500 included in professional fees; and

●	During three months ended March 31, 2016, the Company recorded management fees of $47,626 charged from the entities owned by the shareholders of the Company for providing warehousing and other logistics services;

LEGACY VENTURES INTERNATIONAL INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As at March 31, 2016 (unaudited)

Other (Income) Expenses

Other (income) expenses for the three and nine months ended March 31, 2016 mainly included the following:

●	Immediate impairment of goodwill of $1,394,135 on September 30, 2015 at the time of acquisition of RM Fresh;

●	Interest and bank charges for the nine months ended March 31, 2016 mainly includes interest expense on note payable;

●	Amortization expense of $46,900 represents the amortization charge for the nine months ended March 31, 2016 in connection with acquisition of RM Fresh on September 30, 2015; and

●	Income of $17,974 represents forgiveness of loan from a related party.

Net Loss

We reported a net loss of $564,193 and $2,696,251 for the three and nine months ended March 31, 2016 as compared to a net loss of $3,132 and $71,466 for the three and nine months ended March 31, 2015, respectively. The increase in losses for the three and nine months ended March 31, 2016 as compared to 2015 is due to increase in expenses as explained above under operating and other (income) expense section.

Translation Adjustment

Translation adjustment as a result of the currency exchange rate between U.S. Dollar and Canadian Dollar was $7,025 and $21,128 for the three and nine months ended March 31, 2016 as compared to $316 and $289 for the three and nine months ended March 31, 2015, respectively.

Liquidity and Capital Resources

As of March 31, 2016, we had cash balance of $16,327. As of June 30, 2015, we had cash balance of $3,380. Increase in cash is mainly due to proceeds from issuance of convertible notes of $180,000 and proceeds of $150,000 from issuance of shares during the nine months ended March 31, 2016.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended March 31, 2016 and 2015 respectively:

	For the nine months ended March 31, 2016 $	For the nine months ended March 31, 2015 $
Net Cash Used in Operating Activities	(308,454)	(16,931)
Net Cash Provided by Investing Activities	3,671	—
Net Cash Provided by Financing Activities	302,736	23,223
Net Increase (Decrease) in Cash and Cash Equivalents	(2,047)	6,292

LEGACY VENTURES INTERNATIONAL INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As at March 31, 2016 (unaudited)

Net Cash Used in Operating Activities

For the nine months ended March 31, 2016, net cash used in operating activities was $308,454, primarily attributable to our net loss of $2,696,251 adjusted by impairment of goodwill of $1,394,135, issuance of shares for services valued at $954,077, amortization expense of $46,900, forgiveness of loan of $(17,974) and working capital changes of $10,659.

For the nine months ended March 31, 2015, net cash used in operating activities was $16,931, primarily attributable to our net loss of $71,466 adjusted by issuance of shares for services valued at of $53,360 and increase in working capital changes of $1,175.

Net Cash Provided by Investing Activities

For the nine months ended March 31, 2016, net cash provided by investing activities was $3,671, compared to $nil for the nine months ended March 31, 2015. The increase represents cash acquired as a result of the acquisition of RM Fresh.

Net Cash Provided by Financing Activities

For the nine months ended March 31, 2016, net cash provided by financing activities was $302,736, compared to $23,223 for the nine months ended March 31, 2015. The increase is mainly attributable to the proceeds from the issuance of convertible notes amounting to $180,000 and proceeds of $150,000 from the issuance of shares.

We have limited assets and have generated insignificant revenues since inception. We are also dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan of seeking a combination with a private operating company. In addition, we are dependent upon certain related parties to provide continued funding and capital resources.

Going Concern

Our unaudited condensed interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from operations and as at March 31, 2016 has accumulated deficit of $2,804,024 which has primarily arisen from a non-cash goodwill impairment charge in the current period. Management anticipates the Company will attain profitable status and improve its liquidity through the acquisition of RM Fresh as explained in Note 5 to our condensed interim consolidated financial statements and continued business development and additional debt or equity investment in the Company. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the financial statements. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

LEGACY VENTURES INTERNATIONAL INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As at March 31, 2016 (unaudited)

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

LEGACY VENTURES INTERNATIONAL INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As at March 31, 2016 (unaudited)

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

LEGACY VENTURES INTERNATIONAL INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As at March 31, 2016 (unaudited)

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

LEGACY VENTURES INTERNATIONAL INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As at March 31, 2016 (unaudited)

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

Recently Issued Accounting Pronouncements

We evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

LEGACY VENTURES INTERNATIONAL INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As at March 31, 2016 (unaudited)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2016, for the material weakness describe below.

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

LEGACY VENTURES INTERNATIONAL INC.

PART II – OTHER INFORMATION

As at March 31, 2016 (unaudited)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During February 2016, the Company issued 70,000 shares of common stock to one investor at a price of $0.50 per common stock and received gross proceeds of $35,000.

On January 8, 2016 and March 31, 2016, the Company issued 250,000 shares and 250,000 shares respectively of common stock to two directors in connection with joining the board of directors. These shares were fair valued at $290,000 and $22,500 respectively, determined based on the market price on the date of issuance, and recorded as expense under professional fees in the statement of operations.

On January 26, 2016, the Company issued 100,000 shares of common stock to one third parties in connection with providing consulting services. These shares were fair valued at $89,000, determined based on the market price on the date of issuance, to be expensed over the term of the respective agreements. Accordingly, the Company initially recorded $89,000 as prepaid expense and during the three months ended March 31, 2016, $14,833 was expensed and included in professional fees in the statement of operations.

These securities were issued in reliance on the exemption under Section 4(2) of the Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

LEGACY VENTURES INTERNATIONAL INC.

PART II – OTHER INFORMATION

As at March 31, 2016 (unaudited)

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

LEGACY VENTURES INTERNATIONAL INC.

SIGNATURES

As at March 31, 2016 (unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2016

LEGACY VENTURES INTERNATIONAL INC.

/s/ Evan Clifford
Name: Evan Clifford
Chief Executive Officer
(Principal Executive Officer)

/s/ Rehan Saeed
Name: Rehan Saeed
Chief Financial Officer
(Principal Accounting Officer)

