Form 10-K
period 2016-06-30
LEGACY VENTURES INTERNATIONAL INC.
filed 2016-10-13
CIK 1616788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2016

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _________ to ________

Commission File Number: 333-199040

Legacy Ventures International, Inc.

(Exact name of registrant as specified in its charter)

Nevada	30-0826318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 215-B Renaissance Drive, Las Vegas, Nevada  89119

(Address of principal executive offices) (Zip code)

1-800-918-3362

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Not Applicable

None	N/A
(Title of each class)	(Name of Exchange on which registered)

 Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $39,002,095 as of December 31, 2015, using an average of bid and asked prices of $1.585 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 29,527,000 shares as of October 13, 2016.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

PART I

Item 1.	Business

We were incorporated on March 4, 2014 under the laws of the State of Nevada. Since September 15, 2015, we have operated through a wholly-owned subsidiary RM Fresh Brands Inc. (“RM Fresh”), who services food and beverage retailers and distributors who are looking for innovative, trend-setting products across North America and in international markets. With a focus on sustainable, category changing consumables, RM Fresh acquired the rights to distribute an extensive portfolio of highly desirable brands, including Boxed Water, Cleansify, Uncle Si’s Iced Tea, Chef 5-Minute Meals, Gurkha Cigars, Shimla Foods, Aloe Gloe and Arriba Horchata. Through a network of sub-distribution partners across Canada, RM Fresh provides national product distribution and brokerage services. RM Fresh has an emerging focus on the United States and Middle East through the establishment of sub-distribution partners.

On August 31, 2016, in order to fund the ongoing operation and further development of RM, we consented to new third party investments into RM in the approximate total amount of $175,000, made in the form of cash and retirement of indebtedness owed by RM. As result of these new investments into RM, our ownership percentage of the company has been reduced to twenty percent (20%). In addition, we entered into a new Shareholder Agreement with RM, under which our shares in RM are subject to certain restrictions on transfer until such time as we declare a shareholder dividend of our RM shares following a going public transaction by RM, or in the alternative, for one (1) year after RM completes a going public transaction. Further, we disposed of an inter-company liability owed to us by RM in the amount of CDN$166,961.70. The liability was documented under a Demand Promissory Note issued to us by RM. We then assigned the note to an investor in RM in exchange for $3,000. Finally, we entered into a mutual Release agreement with RM. Under the Release, we released and discharged all liabilities owed to us by RM (with the exception of the Demand Promissory Note). RM in turn released us of all liabilities owing to RM and released us all ongoing contractual and financial responsibilities to RM, including our contractual obligation to further fund management fees or other expenses to be incurred by RM.

Going forward, we are continuing as a holding company owning a 20% ownership stake in RM. Our management is also reviewing additional opportunities for new business.

Item 1A	Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.	Unresolved Staff Comments

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Properties

We do not currently own or lease any real property. Our principal executive office and mailing address is maintained at 2215-B Renaissance Drive, Las Vegas, Nevada.

Item 3.	Legal Proceedings

We are currently not aware of any legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Our agent for service of process in Nevada is Corporation Service Company, 2215-B Renaissance Drive, Las Vegas, Nevada.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “LGYV” on the OTCQB tier of the over-the-counter quotation system operated by OTC Markets Group, Inc. The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by the OTC Markets quotation system. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended June 30, 2016

Quarter Ended	High $	Low $
September 30, 2015	$7.1436	$0.0014
December 31, 2015	$2.15	$1.13
March 31, 2016	$1.56	$0.0821
March 31, 2015	$0.115	$0.0243

Fiscal Year Ended June 30, 2015

Quarter Ended	High $		Low $
September 30, 2015	$	n/a	$	n/a
December 31, 2015	$	n/a	$	n/a
March 31, 2016	$	n/a	$	n/a
March 31, 2015	$	n/a	$	n/a

On October 4, 2016, the last sales price per share of our common stock was $0.01 per share.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of October 5, 2016, we had 29,527,000 shares of our common stock issued and outstanding, held by thirty-four (34) shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business, or;

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Item 6.	Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Years Ended June 30, 2016 and 2015

During the year ended June 30, 2016, we generated gross revenues of $200,265. Total cost of sales was $126,819, resulting in gross profit of $73,446. Total operating expenses were $1,608,708, consisting of professional fees of $1,412,606, management fees of $152,283, and general expenses of $117,265. The expenses recorded for professional fees consisted primarily of the fair value of shares of common stock issued to directors and consultants as compensation for services.

In addition, during the fiscal year ended June 30, 2016, we recorded an expense of $2,101,785 for impairment of goodwill and intangible assets, $8,694 in interest and bank charges, and amortization expense of $70,350. We also recorded gains of $17,974 for forgiveness of a loan and a $22,965 positive translation adjustment. Our net loss for the year ended June 30, 2016 was $3,771,563.

By comparison, during the fiscal year ended June 30, 2015, we generated no revenues and incurred professional fees of $103,781, general expenses of $361, and a negative translation adjustment of $51. Our net loss for the year ended June 30, 2015 was $104,142.

Our results of operations for the fiscal year ended June 30, 2016 reflect our food and beverage business as conducted through RM Fresh. Our results of operations for the fiscal year ended June 30, 2015, however, reflect our former real estate consulting business conducted prior to our acquisition of RM Fresh on September 30, 2015. Going forward, and as a result of the dilution of our ownership in RM Fresh and the related transactions discussed above, we expect that our revenues and expenses will decrease materially.

Liquidity and Capital Resources

As of June 30, 2016, we had current assets in the amount of $370,835, consisting of cash in the amount of $2,993, accounts and other receivable of $264,880, inventory in the amount of $78,891 and harmonized sales tax recoverable of $24,071. As of June 30, 2016, we had current liabilities in the amount of $457,870. These consisted of accounts payable in the amount of $326,476, amounts due to related parties of $60,145, amounts due to stockholders of $19,455, and notes payable of $51,794. Our working capital deficit as of June 30, 2016 was therefore $87,035. As of June 30, 2016, we had no long term liabilities.

During the year ended June 30, 2016, operating activities used a net $291,105 in cash, investing activities provided $3,671 in cash, and financing activities provided $397,147 in cash. In addition, we had a negative cash adjustment in the amount of $110,100 for foreign currency translation.

We have experienced net losses from inception and will be dependent upon the receipt of capital investment or other financing to fund our ongoing operations and continued existence. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to us, in which case we may be unable to meet our ongoing obligations.

Off Balance Sheet Arrangements

As of June 30, 2016, there were no off balance sheet arrangements.

Going Concern

We have experienced net losses since inception and had an accumulated deficit of $3,879,336 as of June 30, 2016 and have not been able to generate revenues sufficient to become cash flow positive. Our ability to continue operations during the next 12 months and beyond will be contingent upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies currently fit this definition.

Basis of Presentation and Consolidation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in United States dollars (“USD”). The Company’s fiscal year-end is June 30. The parent Company’s functional currency is US dollar and for subsidiary Canadian (“CDN”) dollar. The Company’s reporting currency is U.S. dollar. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary RM Fresh, Inc. All inter-company transactions and balances have been eliminated in preparing the consolidated financial statements.

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

Segment Reporting

The Company operates in one operating and geographical segment based on the activities for the Company in accordance with ASC Topic 280-10. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. All the sales of the Company are in Canada.

Goodwill and Identifiable Intangible Assets

Goodwill and other identifiable intangible assets with indefinite lives that are not being amortized, such as trade names, are tested at least annually for impairment and are written down if impaired. Identifiable intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment whenever facts and circumstances indicate that their carrying values may not be fully recoverable. The intangible assets with definite lives are being amortized over its estimated useful lives of 5 years using the straight-line method.

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at June 30, 2016 and June 30, 2015.

Foreign Currency Translation

The parent Company’s functional currency is US dollar and subsidiary's functional currency is Canadian (“CDN”) dollar. The Company’s reporting currency is U.S. dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year. In translating the financial statements of the Company's subsidiary from their functional currency into the Company's reporting currency of US dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date for monetary items and using the historical rate on the date of the transaction for non-monetary items, and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. The translation gains and losses resulting from the changes in exchange rates are reported in accumulated other comprehensive gain (loss).

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset or asset group, discounted at a rate commensurate with the risk involved. The Company has assessed its long-lived assets and has determined that there is an impairment of goodwill and other intangibles amounting to $2,101,785 as explained in Note 5 of the consolidated financial statements.

Stock Based Compensation

The Company accounts for share-based payments in accordance with the provision of ASC 718, which requires that all share-based payments issued to acquire goods or services, including grants of employee stock options, be recognized in the statement of operations based on their fair values, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense related to share-based awards is recognized over the requisite service period, which is generally the vesting period. The Company accounts for stock based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the guidelines in ASC 505-50. The Company issues compensatory shares for services including, but not limited to, executive, management, accounting, operations, corporate communication, financial and administrative consulting services.

Recently Issued Accounting Pronouncements

Our management has considered all recent accounting pronouncements issued since the last audit of our financial statements. Our management believes that these recent pronouncements will not have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

Consolidated Financial Statements

LEGACY VENTURES INTERNATIONAL, INC.

For the Year Ended June 30, 2016

LEGACY VENTURES INTERNATIONAL, INC.

For the Years Ended June 30, 2016 and 2015

Financial Statements

SRCO Professional Corporation

Chartered Professional Accountants

Licensed Public Accountants

Park Place Corporate Centre

15 Wertheim Court, Suite 409

Richmond Hill, ON L4B 3H7

Tel: 905 882 9500 & 416 671 7292

Fax: 905 882 9580

Email: sohail.raza@srco.ca

www.srco.ca

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Legacy Ventures International, Inc.

We have audited the accompanying consolidated balance sheets of Legacy Ventures International, Inc. and its subsidiary (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended June 30, 2016. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SRCO Professional Corporation

Richmond Hill, Canada October 13, 2016	CHARTERED PROFESSIONAL ACCOUNTANTS Authorized to practise public accounting by the Chartered Professional Accountants of Ontario

LEGACY VENTURES INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	As at June 30, 2016	As at June 30, 2015
	$	$
CURRENT ASSETS
Cash	2,993	3,380
Accounts and other receivable, net of allowance [Note 6]	264,880	—
Inventories	78,891	—
Harmonized sales tax recoverable	24,071	—
Prepaid expenses [Note 9]	—	1,343
Total current assets	370,835	4,723

Intangible assets [Note 5]	—	—
TOTAL ASSETS	370,835	4,723

CURRENT LIABILITIES
Accounts payable	326,476	11,850
Due to related parties [Note 10]	60,145	—
Due to stockholders [Note 4]	19,455	32,661
Notes payable [Note 7]	51,794	—
TOTAL LIABILITIES	457,870	44,511

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no share issued and outstanding as at June 30, 2016 and June 30, 2015, respectively [Note 9]	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 29,527,000 and 51,800,0000 common shares issued and outstanding as at June 30, 2016 and June 30, 2015, respectively [Note 9]	2,953	5,180
Additional paid-in-capital	3,766,481	62,903
Accumulated other comprehensive gain (loss)	22,867	(98)
Accumulated deficit	(3,879,336)	(107,773)
Total stockholders' deficiency	(87,035)	(39,788)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	370,835	4,723

Going concern [Note 2]

Subsequent events [Note 12]

See accompanying notes to the consolidated financial statements

LEGACY VENTURES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended June 30, 2016	Year ended June 30, 2015
	$	$

REVENUE	200,265	—

COST OF SALES	126,819	—
GROSS PROFIT	73,446	—

OPERATING EXPENSES
Professional fees [Note 9]	1,412,606	103,781
Management fees [Note 10]	152,283	—
General expenses [Note 6]	117,265	361
TOTAL OPERATING LOSS	(1,608,708)	(104,142)

OTHER (INCOME) EXPENSES
Impairment of goodwill and intangible assets [Note 5]	2,101,785	—
Interest and bank charges	8,694	—
Amortization expense [Note 5]	70,350	—
Forgiveness of loan [Note 8]	(17,974)	—
NET LOSS BEFORE INCOME TAXES	(3,771,563)	(104,142)
Income taxes	—	—

NET LOSS	(3,771,563)	(104,142)

Translation adjustment	22,965	(51)

COMPREHENSIVE LOSS	(3,748,598)	(104,193)

LOSS PER SHARE, BASIC AND DILUTED	(0.1085)	(0.0151)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	34,764,825	6,888,767

See accompanying notes to the consolidated financial statements

LEGACY VENTURES INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S DEFICIENCY

			Additional		Accumulated other
	Common stock		paid in	Accumulated	comprehensive
	Shares	Amount	capital	deficit	loss	Total
		$	$	$	$	$

As at June 30, 2014	4,200,000	420	5,120	(3,631)	(47)	1,862
Private placements	7,000,000	700	8,483	—	—	9,183
Issuance of shares for services	40,600,000	4,060	49,300	—	—	53,360
Loss for the year	—	—		(104,142)	—	(104,142)
Cumulative translation adjustment	—	—		—	(51)	(51)
As at June 30, 2015	51,800,000	5,180	62,903	(107,773)	(98)	(39,788)

Issuance of shares for services [Note 9]	1,185,000	119	1,191,232	—	—	1,191,351
Issuance of shares on acquisition [Note 5]	2,000,000	200	2,179,800	—	—	2,180,000
Issuance of shares on conversion of notes [Note 7]	180,000	18	182,562	—	—	182,580
Private placements [Note 9]	162,000	16	149,984	—	—	150,000
Cancellation of shares [Note 9]	(25,800,000)	(2,580)	—	—	—	(2,580)
Loss for the year	—	—	—	(3,771,563)	—	(3,771,563)
Cumulative translation adjustment	—	—	—	—	22,965	22,965
As at June 30, 2016	29,527,000	2,953	3,766,481	(3,879,336)	22,867	(87,035)

See accompanying notes to the consolidated financial statements

LEGACY VENTURES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30, 2016	Year ended June 30, 2015
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(3,771,563)	(104,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill and intangible assets [Note 5]	2,101,785	—
Issuance of shares for services [Note 9]	1,197,117	53,360
Amortization expense [Note 5]	70,350	—
Provision for bad debts [Note 6]	48,943	—
Forgiveness of loan [Note 8]	(17,974)	—

Changes in operating assets and liabilities:
Accounts and other receivable	(216,838)	—
Inventories	(50,074)	—
Harmonized sales tax recoverable	(21,476)	—
Prepaid expenses	1,961	(1,343)
Accounts payable	366,664	9,080
Net cash used in operating activities	(291,105)	(43,045)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired on acquisition [Note 5]	3,671	—
Net cash provided by investing activities	3,671	—

CASH FLOWS FROM FINANCING ACTIVITIES
Due to stockholders	(17,245)	31,927
Due to related parties	58,598	—
Proceeds from issuance of common stock	150,000	9,183
Proceeds from issuance of convertible note	205,794	—
Net cash provided by financing activities	397,147	41,110

Effect of foreign currency translation	(110,100)	(51)

Net increase (decrease) in cash during the year	109,713	(1,935)

Cash, beginning of year	3,380	5,366
Cash, end of year	2,993	3,380

See accompanying notes to the consolidated financial statements

LEGACY VENTURES INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

As at June 30, 2016

1.   NATURE OF OPERATIONS

Legacy Ventures International, Inc. (the “Company”) is a Management Company incorporated on March 4, 2014 in the State of Nevada. Upon its recent acquisition of RM Fresh Brands Inc. (formerly Influx Global Media Inc.) [“RM Fresh”], it is engaged in the food and beverage distribution business whose principal place of business is located at 2215-B Renaissance Drive, Las Vegas, Nevada, 89119 USA.

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

2.   GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the current year, the Company has incurred recurring losses from operations and as at June 30, 2016 has a working capital deficiency of $87,035 and accumulated deficit of $3,879,336 which has primarily arisen from a non-cash goodwill impairment charge in the current period. Further, as explained in Note 12, on August 31, 2016, the Company’s ownership percentage of RM Fresh has been reduced to 20%. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the financial statements. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in United States dollars (“USD”).

The Company’s fiscal year-end is June 30. The parent Company’s functional currency is US dollar and for subsidiary Canadian (“CDN”) dollar. The Company’s reporting currency is U.S. dollar.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary RM Fresh, Inc. All inter-company transactions and balances have been eliminated in preparing the consolidated financial statements.

LEGACY VENTURES INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

As at June 30, 2016

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Accounts Receivable

Accounts receivable are stated at outstanding balances, net of an allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income. Accounts deemed to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. Management’s periodic evaluation of the adequacy of the allowance is based on past experience, ageing of the receivables, adverse situations that may affect a customer’s ability to pay, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant change. Unpaid balances remaining after the stated payment terms are considered past due. The Company routinely assesses the financial strength of its customers and, therefore, believes that its accounts receivable credit risk exposure is limited.

LEGACY VENTURES INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

As at June 30, 2016

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Segment Reporting

The Company operates in one operating and geographical segment based on the activities for the Company in accordance with ASC Topic 280-10.  Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. All the sales of the Company are in Canada.

Goodwill and Identifiable Intangible Assets

Goodwill and other identifiable intangible assets with indefinite lives that are not being amortized, such as trade names, are tested at least annually for impairment and are written down if impaired. Identifiable intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment whenever facts and circumstances indicate that their carrying values may not be fully recoverable. The intangible assets with definite lives are being amortized over its estimated useful lives of 5 years using the straight-line method.

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at June 30, 2016 and June 30, 2015.

Foreign Currency Translation

The parent Company’s functional currency is US dollar and subsidiary's functional currency is Canadian (“CDN”) dollar. The Company’s reporting currency is U.S. dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year. In translating the financial statements of the Company's subsidiary from their functional currency into the Company's reporting currency of US dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date for monetary items and using the historical rate on the date of the transaction for non-monetary items, and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. The translation gains and losses resulting from the changes in exchange rates are reported in accumulated other comprehensive gain (loss).

LEGACY VENTURES INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

As at June 30, 2016

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include due from a shareholder, accounts receivable, accounts payable, accrued expenses, due to related parties/stockholders and note payable. The Company's cash, which is carried at fair value, is classified as a Level 1 financial instruments. Bank accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

LEGACY VENTURES INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

As at June 30, 2016

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset or asset group, discounted at a rate commensurate with the risk involved. The Company has assessed its long-lived assets and has determined that there is an impairment of intangible assets amounting to $2,101,785 as explained in Note 5.

Stock Based Compensation

The Company accounts for share-based payments in accordance with the provision of ASC 718, which requires that all share-based payments issued to acquire goods or services, including grants of employee stock options, be recognized in the statement of operations based on their fair values, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense related to share-based awards is recognized over the requisite service period, which is generally the vesting period. The Company accounts for stock based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the guidelines in ASC 505-50. The Company issues compensatory shares for services including, but not limited to, executive, management, accounting, operations, corporate communication, financial and administrative consulting services.

Recently Issued Accounting Pronouncements

In March 2016, the Company adopted the accounting pronouncement issued by the Financial Accounting Standards Board ("FASB") to update guidance on how companies account for certain aspects of share-based payments to employees. This pronouncement is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. This guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled and changes the presentation of excess tax benefits on the statement of cash flows.

LEGACY VENTURES INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

As at June 30, 2016

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

The Company adopted these provisions on a prospective basis. In addition, this pronouncement changes guidance on: (a) accounting for forfeitures of share-based awards and (b) employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation. The adoption of this pronouncement did not have a material impact on the financial position and/or results of operations.

In February 2016, an accounting pronouncement was issued by the FASB to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to current accounting guidance. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption is required to be applied on a modified retrospective basis for each prior reporting period presented. The Company has not yet determined the effect that the adoption of this pronouncement may have on the financial position and/or results of operations.

On January 1, 2016, the Company adopted the accounting pronouncement issued by the FASB which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The adoption of this pronouncement did not have a material impact on the financial position and/or results of operations.

On January 1, 2016, the Company adopted the accounting pronouncement issued by the FASB to update the guidance related to the presentation of debt issuance costs. This guidance requires debt issuance costs, related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. The Company adopted this pronouncement on a retrospective basis, and the adoption did not have a material impact on the financial position and/or results of operations.

In November 2015, an accounting pronouncement was issued by the FASB to simplify the presentation of deferred income taxes within the balance sheet. This pronouncement eliminates the requirement that deferred tax assets and liabilities are presented as current or noncurrent based on the nature of the underlying assets and liabilities. Instead, the pronouncement requires all deferred tax assets and liabilities, including valuation allowances, be classified as noncurrent. This pronouncement is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company intends to adopt this pronouncement on January 1, 2017, and the adoption will not have a material impact on the financial position and/or results of operations.

LEGACY VENTURES INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

As at June 30, 2016

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

In May 2014, an accounting pronouncement was issued by the FASB to clarify existing guidance on revenue recognition. This guidance includes the required steps to achieve the core principle that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This pronouncement is effective for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. The guidance permits the use of one of two retrospective transition methods. The Company has not yet selected a transition method nor has the Company determined the effect that the adoption of the pronouncement may have on the financial position and/or results of operations.

4.   DUE TO STOCKHOLDERS

Amount due to stockholders are unsecured, interest free and is repayable on demand.

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

This acquisition was accounted for using the acquisition method of accounting. The fair value of assets, liabilities and intangible assets and the purchase price allocation as of September 30, 2015 was as follows:

The purchase consideration of 2,000,000 shares of the Company’s common stock valued as detailed below:

$
Number of common Stock	2,000,000
Market price on the date of issuance	1.09
Fair value of common stock	2,180,000

LEGACY VENTURES INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

As at June 30, 2016

5.   GOODWILL AND INTANGIBLE ASSETS (continued)

Goodwill

The Company tests for impairment of goodwill at the reporting unit level. In assessing whether goodwill is impaired, the Company utilize the two-step process as prescribed by ASC 350. The first step of this test compares the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no further work is required and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and step two of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss in the amount of the excess is recognized and charged to statement of operations.

As at June 30, 2016, the remaining carrying value of goodwill amounting to $1,703,135 was impaired since the carrying value was less than the fair value.

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

Amortization expense of $70,350 on these intangible assets were recorded for the year ended June 30, 2016.

As at June 30, 2016, the remaining carrying value of intangibles amounting to $398,650 were impaired since the carrying value was less than the fair value.

6.   ACCOUNTS AND OTHER RECEIVABLES

These represent trade accounts receivable of $130,343, net of allowance of $48,943, and other receivable of $134,537. Other receivable relates to a distributor listing fee recoverable from a supplier under an arrangement with the Company.

7.   NOTES PAYABLE

Outstanding note payable of $51,794 represents unsecured promissory notes amounting to $26,000 and $25,794 issued on April 1, 2015 and March 4, 2016, respectively bearing interest at 20% and 12% per annum, respectively, repayable within a year from issuance date. Interest accrued on these notes during year ended June 30, 2016 amounted to $6,218 ($nil for year ended June 30, 2015).

LEGACY VENTURES INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

As at June 30, 2016

7.   NOTES PAYABLE (continued)

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

8.   FORGIVENESS OF LOAN

Loan amounting to $17,974 provided by a related party to RM Fresh before acquisition to meet the working capital requirements and was unsecured, interest free and was repayable on demand. During year ended June 30, 2016, the related party agreed to forgive the loan in favour of the Company.

9.   STOCKHOLDERS’ EQUITY (DEFICIENCY)

COMMON STOCK - AUTHORIZED

As at June 30, 2016, the Company authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.0001 and 100,000,000 shares of common stock, with a par value of $0.0001.

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

As explained in Note 7, on September 30, 2015 the holders of convertible notes payable exercised their option to convert the notes payable including interest into shares at a price of $1 per share with the resultant issuance of 180,000 shares.

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

LEGACY VENTURES INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

As at June 30, 2016

9.   STOCKHOLDERS’ EQUITY (DEFICIENCY) (continued)

COMMON STOCK - ISSUED AND OUTSTANDING (continued)

During October and December 2015, the Company issued 335,000 shares of common stock to various third parties in connection with providing consulting services. These shares were fair valued at $452,350, determined based on the market price on the date of issuance, to be expensed over the term of the respective agreements. Accordingly, the amount of $452,350 was initially recorded as prepaid expense and was subsequently expensed during the year ended June 30, 2016, and included in professional fees in the statement of operations.

During February 2016, the Company issued 70,000 shares of common stock to one investor at a cash price of $0.50 per common stock and received gross proceeds of $35,000.

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

On January 26, 2016, the Company issued 100,000 shares of common stock to one third parties in connection with providing consulting services. These shares were fair valued at $89,000, determined based on the market price on the date of issuance, to be expensed over the term of the respective agreements. Accordingly, the amount of $89,000 was initially recorded as prepaid expense and was subsequently expensed during the year ended June 30, 2016, and included in professional fees in the statement of operations.

At June 30, 2016, there were 29,527,000 shares of common stock issued and outstanding (June 30, 2015 – 51,800,000 shares of common stock) of which 15,247,000 shares are restricted while 14,280,000 are unrestricted.

The restricted shares have been issued to various parties through private placements, as start-up capital or as consideration for professional services. These restricted shares will be available for sale under Rule 144 of the Securities Act of 1933, as amended, when the conditions of Rule 144 have been met.

10.   RELATED PARTY TRANSACTIONS AND BALANCES

The Company’s transactions with related parties were, in the opinion of the management, carried out on normal commercial terms and in the ordinary course of the Company’s business.

Other than disclosed elsewhere in the consolidated financial statements, the other related party transaction is management fees of $152,283 charged by entities owned by the shareholders of the Company for providing warehousing and other logistic services. Amounts owed to entities owned by the stockholders in respect of these services was $60,145 as at June 30, 2016 (June 30, 2015: $nil).

LEGACY VENTURES INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

As at June 30, 2016

11.   INCOME TAXES

Income taxes

The provision for income taxes differs from that computed at the Canadian and US combined corporate tax rate of approximately 34% for the year ended June 30, 2016 (US corporate tax rate for the year ended June 30, 2015 - 39%) as follows:

	2016	2015

Net Loss for the year	$3,771,563	$104,142
Expected Income Tax recovery	1,274,906	40,615
Tax effect of expenses not deductible for income tax	(1,107,901)	1,416
Change in valuation allowance	(167,005)	(42,031)
Deferred tax assets, net of valuation allowance	-	-

Deferred tax assets

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of June 30:

	2016	2015
Deferred Tax Assets – Non-current:

Tax effect of NOL Carryover	$209,036	$42,031
Less valuation allowance	(209,036)	(42,031)
Deferred tax assets, net of valuation allowance	-	-

At June 30, 2016 the Company had net operating loss carry forwards of approximately $601,824 (June 30, 2015: $107,773) that may be offset against future taxable income from the year 2017 to 2037. No tax benefit has been reported in the June 30, 2016 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

LEGACY VENTURES INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

As at June 30, 2016

12.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to October 13, 2016, the date the consolidated financial statements were issued, pursuant to the requirements of ASC Topic 855 and has determined the following significant subsequent event to report:

On August 31, 2016, the Company entered into a group of transactions related to the subsidiary company, RM Fresh. In order to fund the ongoing operation and further development of RM, the Company consented to new third party investments into RM Fresh in the approximate total amount of $175,000, made in the form of cash and retirement of indebtedness owed by RM Fresh. As result of these new investments into RM Fresh, the Company’s ownership percentage of RM Fresh has been reduced to twenty percent (20%). In addition, the Company entered into a new Shareholder Agreement with RM Fresh, under which the Company’s shares in RM Fresh are subject to certain restrictions on transfer until such time as the Company declares a shareholder dividend of its RM Fresh shares following a going public transaction by RM Fresh, or in the alternative, for one (1) year after RM Fresh completes a going public transaction.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ended June 30, 2016.

Item 9A.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended June 30, 2016. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2016 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2016, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending June 30, 2017: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of October 13, 2016.

Name	Age	Office(s) held

Rehan Saeed	36	President, CEO, CFO, and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Rehan Saeed is our current Chief Financial Officer and had previously served as our Chief Executive Officer and President until September 30, 2015. From 2007 to September of 2014, Mr. Saeed has been the Vice President of Product Development of AYA Financial, Inc, where he co-authored a number of white papers for various real estate-related financial products. Mr. Saeed started his career at CIBC-Edulinx, dealing with government sponsored student loans. He worked as an Interest Relief Analyst. Subsequently, he joined UM Financial, Inc. (“UM Financial”), a firm providing residential real estate mortgages and was their first employee. He performed the sales and marketing functions at UM Financial and was instrumental in the rapid growth of the firm from a start-up company to one that manages a real estate mortgage portfolio of nearly $110 million in just two (2) years. Since 2006, Mr. Saeed has been regularly conducting seminars and certificate courses on alternative finance in Canada especially in the area of residential real estate. Mr. Saeed specialized in product structuring and compliance and had vast experience working with individuals of diverse backgrounds.

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

Term of Office

Our Directors are appointed for a one year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

We do not currently have a compensation committee, executive committee, or stock plan committee.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor. Our Board of Directors, which performs the functions of an audit committee, does not have a member who would qualify as an “audit committee financial expert” within the definition of Item 407(d)(5)(ii) of Regulation S-K.

Nomination Committee

Our Board of Directors does not maintain a nominating committee. As a result, no written charter governs the director nomination process. Our size and the size of our Board, at this time, do not require a separate nominating committee.

When evaluating director nominees, our directors consider the following factors:

-The appropriate size of our Board of Directors;

-Our needs with respect to the particular talents and experience of our directors;

-The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

-Experience in political affairs;

-Experience with accounting rules and practices; and

-The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

Our goal is to assemble a Board that brings together a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders. In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board are polled for suggestions as to individuals meeting the criteria described above. The Board may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary. The Board does not typically consider shareholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

Code of Ethics

As of June 30, 2016, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

We presently do not have employment or compensation agreements with any of our named executive officers and have not established any overall system of executive compensation or any fixed policies regarding compensation of executive officers.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended June 30, 2016 and 2015.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rehan Saeed, President, CEO, CFO	2016 2015	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Evan Clifford, former CEO	2016 2015	-0- n/a	-0- n/a	-0- n/a	-0- n/a	-0- n/a	-0- n/a	-0- n/a	-0- n/a

Narrative Disclosure to the Summary Compensation Table

We did not pay any compensation to our executive officers during the last two fiscal years.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of June 30, 2016.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number Of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Rehan Saeed, President, CEO, CFO	-	-	-	-	-	-	-	-	-
Evan Clifford, former CEO	-	-	-	-	-	-	-	-	-

Director Compensation

The table below summarizes all compensation of our directors for our last completed fiscal year.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rehan Saeed	-	-	-	-	-	-	-
Matthew Merson, former director	-	337,500	-	-	-	-	337,500
Lucie Letellier, former director	-	290,000	-	-	-	-	290,000
Dennis Hancock, former director	-	22,500	-	-	-	-	22,500

Narrative Disclosure to the Director Compensation Table

Matthew Merson, Lucie Letellier, and Dennis Hancock were each granted 250,000 shares of common stock upon joining our board of directors. The fair values of these share grants at the times of their issuance were as set forth above.

Employment Agreements with Current Management

We do not currently have any employment agreements in place with any of our executive officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our capital stock by each executive officer and director, by each person known by us to beneficially own more than 5% of any class of stock and by the executive officers and directors as a group. Percentage figures for beneficial ownership of common stock are based upon: 29,527,000 shares of common stock outstanding as of October 13, 2016.

Common Stock

Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of beneficial ownership
Rehan Saeed 2602 Innisfil Rd. Mississauga, ON L5M 4H9 Canada	1,720,000	5.83%
Total of All Current Directors and Officers:	1,720,000	5.83%

Other 5% Holders:
Victor Altomare 16 Isa Court Woodbridge, ON L4H 1J4 Canada	2,000,000	6.77%
Evan Clifford 319-58 Marine Parade Drive Toronto, ON M8V 4G1 Canada	2,000,000	6.77%
Saeed Uz Zafar Khan 2602 Innisfil Road Mississauga, ON L5M 4H9 Canada	2,000,000	6.77%
2155798 Ontario Ltd. 1500 Watersedge Rd. Mississauga, ON Canada	1,900,000	6.44%

(1)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us:

1.	In March, 2014, Rehan Saeed, who is the President and sole Director at the inception of the Company, took the initiative in forming and organizing the business of the Company. The Company as a result issued 5,400,000 shares of common stock to Mr. Saeed for his contribution of $734 at inception, which he does not intend to be reimbursed.

2.	In March, 2014, Zeeshan Saeed, brother of Mr. Rehan Saeed, assisted in the forming and organizing the business the Company. The Company as a result issued 400,000 shares of common stock to Mr. Saeed for his services rendered.

3.	The Company has been provided office space by Rehan Saeed, an officer and Director of the Company, at $500 Canadian dollars, per month.

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we do not believe that we currently have any independent directors..

Item 14.	Principal Accountant Fees and Services

The following table presents the aggregate fees billed for each of the last two fiscal years by the Company’s independent registered public accounting firm, SRCO Professional Corporation, in connection with the audit of the Company’s consolidated financial statements and other professional services rendered.

Year Ended:	Audit Services	Audit Related Fees	Tax Fees	Other Fees
June 30, 2016	$4,577	$6,866	$-	$-
June 30, 2015	$2,933	$4,106	$-	$-

Audit fees represent the professional services rendered for the audit of the Company’s annual consolidated financial statements and the review of the Company’s consolidated financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or other engagements. Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning. All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for the other categories.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit Number	Description
2.1	Share Exchange Agreement between the Company and RM Fresh Brands, Inc., dated September 30, 2015 (2)
2.2	Addendum No. 1 to Share Exchange Agreement between the Company and RM Fresh Brands, Inc., dated as of November 20, 2015 (3)
3.1	Articles of Incorporation (1)
3.2	Certificate of Correction (1)
3.3	Bylaws (1)
10.1	Share Cancellation Agreement, dated September 30, 2015 (2)
10.2	Addendum No. 1 to Share Cancellation Agreement, dated as of November 20, 2015 (3)
10.3	Form of Executive Management Agreement, dated September 30, 2015 (2)
10.4	Shareholder Agreement(4)
10.5	Release(4)
10.6	Demand Promissory Note(4)
10.7	Assignment Agreement(4)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL).
	101.INS	XBRL Instance Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase
	101.LAB	XBRL Taxonomy Extension Label Linkbase
	101.DEF	XBRL Taxonomy Extension Definition Linkbase
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
	101.SCH	XBRL Taxonomy Extension Schema

(1)	Incorporated by reference to the registration statement on Form S-1 filed on September 30, 2014.
(2)	Incorporated by reference to the current report on Form 8-K filed on October 7, 2015.
(3)	Incorporated by reference to the quarterly report on Form 10-Q filed on November 23, 2015.
(4)	Incorporated by reference to the current report on Form 8-K filed on September 2, 2016.
*	Provided herewith

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Legacy Ventures International, Inc.

By:	/s/ Rehan Saeed
Rehan Saeed
President, Chief Executive Officer, Chief Financial Officer and Director
October 13, 2016

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Legacy Ventures International, Inc.

By:	/s/ Rehan Saeed
Rehan Saeed
President, Chief Executive Officer, Chief Financial Officer and Director
October 13, 2016

