Form 10-Q
period 2016-09-30
LEGACY VENTURES INTERNATIONAL INC.
filed 2016-11-14
CIK 1616788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2016

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

1-800-918-3362

(Registrant’s telephone number, including area code )

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

As of November 3, 2016, the registrant had 64,527,000 shares of its common stock issued and outstanding.

LEGACY VENTURES INTERNATIONAL INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim condensed financial statements of Legacy Ventures International Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

Interim Condensed Financial Statements (Unaudited)

LEGACY VENTURES INTERNATIONAL INC.

For the Quarterly Period Ended September 30, 2016

1

LEGACY VENTURES INTERNATIONAL INC.

For the Period Ended September 30, 2016

Interim Condensed Financial Statements (Unaudited)

Condensed Balance Sheets	3

Condensed Statements of Operations and Comprehensive Income (Loss)	4

Condensed Statements of Cash Flows	5

Notes to Condensed Financial Statements	6 – 9

LEGACY VENTURES INTERNATIONAL INC.

CONDENSED BALANCE SHEET (Unaudited)

	September 30, 2016	June 30, 2016
	(Unaudited)	(Audited)
	$	$
CURRENT ASSETS
Cash	4,777	2,993
Accounts and other receivable, net of allowance [Note 5]	—	264,880
Inventories	—	78,891
Harmonized sales tax recoverable	—	24,071
Total current assets	4,777	370,835
TOTAL ASSETS	4,777	370,835

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 6)	21,417	326,476
Due to stockholders (Note 7)	17,119	19,455
Due to related parties (Note 10)	—	60,145
Notes payable (Note 8)	—	51,794
Total current liabilities	38,536	457,870
TOTAL LIABILITIES	38,536	457,870

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 stocks authorized, no share issued and outstanding as at September 30, 2016 and June 30, 2016 (Note 9)	—	—
Common stock, $0.0001 par value, 100,000,000 stocks authorized, 29,527,000 common stocks issued and outstanding as at September 30, 2016 and June 30, 2016 (Note 9)	2,953	2,953
Additional pain-in-capital	3,766,481	3,766,481
Accumulated other comprehensive income	22,867	22,867
Accumulated deficit	(3,826,060)	(3,879,336)
Total stockholders’ deficiency	(33,759)	(87,035)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	4,777	370,835

Going concern (Note 2)

Subsequent events (Note 11)

See accompanying notes

LEGACY VENTURES INTERNATIONAL INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three months	Three months
	ended	ended
	September 30, 2016	September 30, 2015
	(Unudited)	(Unudited)
	$	$

REVENUE	74,042	—

COST OF SALES	50,665	—
GROSS PROFIT	23,377	—

OPERATING EXPENSES
Professional fees	17,419	57,718
Management fees (Note 10)	13,824	—
General expenses	(728)	—
TOTAL OPERATING LOSS	(7,138)	(57,718)

OTHER (INCOME) EXPENSES
Net gain due to loss of control in subsidiary (Note 4)	(61,154)	—
Interest and bank charges	740	2,113
Impairment of goodwill	—	1,394,135
NET GAIN (LOSS) BEFORE INCOME TAXES	53,276	(1,453,966)
Foreign currency translation adjustment	—	(6,704)
COMPREHENSIVE GAIN (LOSS)	53,276	(1,460,670)

Earnings/ loss per share, basic and diluted	0.0018	(0.0281)

Weighted average number of common stock outstanding, basic and diluted	29,527,000	51,800,000

See accompanying notes

LEGACY VENTURES INTERNATIONAL INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months	Three months
	ended	ended
	September 30, 2016	September 30, 2015
	(Unudited)	(Unudited)
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	53,276	(1,453,966)

Adjustments to reconcile net loss to net cash used in operations:
Net gain due to loss of control in subsidiary (Note 4)	(61,154)
Impairment of goodwill		1,394,135

Changes in operating assets and liabilities:
Prepaid expenses	—	1,343
Accrued expenses and other liabilities	4,469	3,205

Net cash used in operating activities	(3,409)	(55,283)

INVESTING ACTIVITIES
Cash acquired on acquisition	—	3,671
Net cash provided by investing activities	—	3,671

CASH FLOWS FROM FINANCING ACTIVITIES
Due to shareholders	5,193	(66,699)
Proceeds from issuance of convertible note	—	180,000
Net cash provided by financing activities	5,193	113,301

Net increase in cash during the period	1,784	61,689

Effect of foreign currency translation	—	(6,704)

Cash, beginning of the period	2,993	3,380
Cash, end of the period	4,777	58,365

See accompanying notes

LEGACY VENTURES INTERNATIONAL INC.

1.   NATURE OF OPERATIONS

Legacy Ventures International, Inc. (the “Company”) is a Management Company incorporated on March 4, 2014 in the State of Nevada. Upon its acquisition of RM Fresh Brands Inc. (formerly Influx Global Media Inc.) [“RM Fresh”], it was engaged in the food and beverage distribution business whose principal place of business is located at 2215-B Renaissance Drive, Las Vegas, Nevada, 89119 USA.

On September 30, 2015 (the “Closing”), the Company entered into a Share Exchange Agreement (the “Agreement”) with and among RM Fresh and its stockholders. Pursuant to the Agreement, the Company acquired 100% of the issued and outstanding stocks of RM Fresh in exchange for the issuance of 2,000,000 of the Company’s common stock. As a result of this transaction, RM Fresh became a wholly owned subsidiary of the Company and the former stockholders of RM Fresh owned approximately 7% of the Company’s common stock.

On August 31, 2016, the Company entered into a group of transactions related to RM Fresh. In order to fund the ongoing operation and further development of RM Fresh, the Company consented to new third party investments into RM Fresh in the approximate total amount of $175,000, made in the form of cash and retirement of indebtedness owed to it. As a result of these new investments, the Company’s ownership percentage of RM Fresh has been reduced to twenty percent (20%). In addition, the Company entered into a new Shareholder Agreement with RM Fresh, under which the Company’s stocks in RM Fresh are subject to certain restrictions on transfer until such time as the Company declares a stockholder dividend of its RM Fresh stocks following a going public transaction by RM Fresh, or in the alternative, for one (1) year after RM Fresh completes a going public transaction.

RM Fresh was incorporated on July 29, 2008 under the laws of the Province of Ontario, Canada and is engaged in the business of trading and distribution of food, beverages and body care products.

2.   GOING CONCERN

The Company’s unaudited interim condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the current period, the Company has incurred recurring losses from operations and as at September 30, 2016 has a working capital deficiency of $33,759 and accumulated deficit of $3,826,060 which has primarily arisen from a non-cash goodwill impairment charge in the current period. Further, as explained in Note 1, on August 31, 2016, the Company’s ownership percentage of RM Fresh has been reduced to 20%. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the financial statements. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the SEC and are expressed in US dollars. Accordingly, the unaudited interim condensed financial statements do not include all information and footnotes required by US GAAP for complete annual financial statements. The unaudited interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending June 30, 2017 or for any other interim period. The unaudited interim condensed financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended June 30, 2016.

Use of Estimates

The preparation of the unaudited interim condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim condensed financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates may include those pertaining to accruals, inventory valuation reserves, allowance for doubtful accounts, intangible assets, goodwill, impairment, income taxes and going concern. Actual results could materially differ from those estimates.

Recently Issued Accounting Standards

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

4.   LOSS OF CONTROL IN SUBSIDIARY COMPANY

On September 30, 2015, the Company entered into a Share Exchange Agreement with and among RM Fresh and its shareholders, pursuant to which, the Company acquired 100% of the issued and outstanding shares of RM Fresh in exchange for the issuance of 2,000,000 shares of the Company’s common stock. As a result of this transaction, RM Fresh became a wholly owned subsidiary of the Company and the former shareholders of RM Fresh owned approximately 7% of the Company’s shares of common stock.

Subsequently, on August 31, 2016, the Company entered into a group of transactions related to RM Fresh. In order to fund the ongoing operation and further development of RM Fresh, the Company consented to new third party investments into RM Fresh in the approximate total amount of $175,000, made in the form of cash and retirement of indebtedness owed by RM Fresh, reducing the Company’s ownership percentage of RM Fresh to twenty percent (20%) and is thus accounted for as an available for sale investment. As a result, the unaudited interim condensed financial statements of the Company as at, September 30, 2016, do not include the assets and liabilities of RM Fresh, which is no longer a wholly-owned subsidiary effective August 31, 2016, while the balance sheet as at June 30, 2016 is consolidated and contains the accounts of RM Fresh. The condensed statement of operations of the Company includes the results of the operations of RM Fresh up to August 31, 2016, which is the effective date of change in control, due to loss of control in RM Fresh and consequent de-consolidation. The fair value of the assets and liabilities as at August 31, 2016 and the carrying value of the investments, which resulted in the Company recording a gain of $61,154 in the statement of operations, is as follows:

Fair value as at August 31, 2016
Cash	12,720
Accounts receivable	250,203
Inventories	78,891
Harmonized sales tax recoverable	24,071
Total assets	365,885

Accounts payable	307,571
Due to stockholders	7,529
Due to related parties	60,145
Notes payable	51,794
Total liabilities	427,039
Net liabilities	61,154

Purchase consideration value of investments in RM Fresh shares on date of acquisition	2,180,000
Impairment recorded until August 31, 2016	(2,180,000)
Carrying value of investments in RM Fresh shares on date of change in control	-

Gain on date of change in control due to deconsolidation of net liabilities of RM Fresh	61,154

Management has concluded that the entire available for sale investment in RM Fresh is impaired and hence the investment is written off.

5.   ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables as at June 30, 2016 represent trade accounts receivable of $130,343, net of allowance of $48,943, and other receivable of $134,537. Other receivable relates to a distributor listing fee recoverable from a supplier under an arrangement with the Company. All these balances related to RM Fresh.

6.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable at September 30, 2016 comprises of accrued liabilities amounting to $21,417 ($20,574 as at June 30, 2016).

7.   DUE TO STOCKHOLDERS

Amount due to stockholders are unsecured, interest free and is repayable on demand.

8.   NOTES PAYABLE

Outstanding note payable of $51,794 on June 30, 2016 represents unsecured promissory notes amounting to $26,000 and $25,794 issued on April 1, 2015 and March 4, 2016, respectively bearing interest at 20% and 12% per annum, respectively, repayable within a year from issuance date. Interest accrued on these notes during the year ended June 30, 2016 amounted to $6,218.

Further, on August 21, 2015 the Company issued $180,000 convertible notes payable bearing interest at 10% p.a. repayable on February 21, 2017. The principal amount and accrued interest were convertible into common stock of the Company at the option of the holder at any time from the date of issuance at $1. The Company concluded that there is no beneficial conversion feature determined in accordance with the guidance provided in ASC 470. Accordingly, these notes were recognized as liability at the time of issuance. On September 30, 2015, all the Holders exercised their right to convert the outstanding principal amount of these notes, into the Company’s common stock at a price of $1.00 per stock (Note 9).

9.   STOCKHOLDERS’ DEFICIENCY

COMMON STOCK - AUTHORIZED

As at September 30, 2016, the Company authorized to issue 10,000,000 of preferred stock, with a par value of $0.0001 and 100,000,000 of common stock, with a par value of $0.0001.

COMMON STOCK - ISSUED AND OUTSTANDING

On September 9, 2015, the Board of Directors and stockholders of the Company approved a Certificate of Amendment to its Articles of Incorporation to increase the par value of Company’s common stock and preferred stock from no par value to $0.0001 per stock and approved a 1:7 forward split upon the increase of the par value. As a result, the issued and outstanding common stock of the Company increased from 7,400,000 stocks prior to the Forward Split to 51,800,000 stocks following the Forward Split. Prior year amounts have been restated from the earliest period presented, to reflect the effect of the forward split.

9.   STOCKHOLDERS’ DEFICIENCY (continued)

COMMON STOCK - ISSUED AND OUTSTANDING (continued)

On September 30, 2015 the Company issued 2,000,000 of common stock to the former stockholders of RM Fresh pursuant to Share Exchange Agreement. Further, the Principal stockholder of the Company agreed to cancel 25,800,000 of common stock in accordance with the Cancellation Agreement.

As explained in Note 8, on September 30, 2015 the holders of convertible notes payable exercised their option to convert the notes payable including interest into stocks at a price of $1 per stock with the resultant issuance of 180,000 stocks.

During October and December 2015, the Company issued 92,000 of common stock to three investors at a price of $1.25 per common stock and received gross proceeds of $115,000.

On October 1, 2015, the Company issued 250,000 of common stock to a director in connection with joining the board of directors. These stocks were fair valued at $337,500, determined based on the market price on the date of issuance, and recorded as expense under professional fees in the statement of operations.

During October and December 2015, the Company issued 335,000 of common stock to various third parties in connection with providing consulting services. These stocks were fair valued at $452,350, and expensed during the year ended June 30, 2016.

During February 2016, the Company issued 70,000 of common stock to one investor at a cash price of $0.50 per common stock and received gross proceeds of $35,000.

On January 8, 2016 and March 31, 2016, the Company issued 250,000 each of common stock to two directors in connection with joining the board of directors. These stocks were fair valued at $290,000 and $22,500 respectively, determined based on the market price on the date of issuance, and expensed during the year ended June 30, 2016.

On January 26, 2016, the Company issued 100,000 of common stock to third parties in connection with providing consulting services. These stocks were fair valued at $89,000, determined based on the market price on the date of issuance, and expensed during the year ended June 30, 2016.

At September 30, 2016, there were 29,527,000 of common stock issued and outstanding (June 30, 2016 – 29,527,000 of common stock) of which 15,247,000 stocks are restricted while 14,280,000 are unrestricted.

The restricted stocks have been issued to various parties through private placements, as start-up capital or as consideration for professional services. These restricted stocks will be available for sale under Rule 144 of the Securities Act of 1933, as amended, when the conditions of Rule 144 have been met.

10.   RELATED PARTY TRANSACTIONS AND BALANCES

The Company’s transactions with related parties were, in the opinion of the management, carried out on normal commercial terms and in the ordinary course of the Company’s business.

Other than disclosed elsewhere in the unaudited interim condensed financial statements, the other related party transaction is management fees of $13,824 charged by entities owned by the stockholders of the Company for providing warehousing and other logistic services up to August 31, 2016, the date of disposal of RM Fresh (quarter ended September 30, 2015: $nil). Amounts owed to entities owned by the stockholders in respect of these services was $nil due to de-consolidation of RM Fresh ($60,145 as at June 30, 2016).

11.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to November 14, 2016, the date the unaudited interim condensed financial statements were issued, pursuant to the requirements of ASC Topic 855 and has determined the following significant subsequent event to report:

On October 28, 2016, the Company issued 35,000,000 shares to a director of a Company in consideration against services performed.

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

On August 31, 2016, in order to fund the ongoing operation and further development of RM Fresh, we consented to new third party investments into RM Fresh in the approximate total amount of $175,000, made in the form of cash and retirement of indebtedness owed by RM Fresh. As result of these new investments into RM Fresh, our ownership percentage of the company has been reduced to twenty percent (20%). In addition, we entered into a new Shareholder Agreement with RM Fresh, under which our shares in RM Fresh are subject to certain restrictions on transfer until such time as we declare a shareholder dividend of our RM shares following a going public transaction by RM Fresh, or in the alternative, for one (1) year after RM Fresh completes a going public transaction. Further, we disposed of an inter-company liability owed to us by RM Fresh in the amount of CDN$166,961. The liability was documented under a Demand Promissory Note issued to us by RM Fresh. We then assigned the note to an investor in RM Fresh in exchange for $3,000. Finally, we entered into a mutual Release agreement with RM Fresh. Under the Release, we released and discharged all liabilities owed to us by RM Fresh (with the exception of the Demand Promissory Note). RM Fresh in turn released us of all liabilities owing to RM Fresh and released us all ongoing contractual and financial responsibilities to RM Fresh, including our contractual obligation to further fund management fees or other expenses to be incurred by RM Fresh.

Going forward, we are continuing as a holding company owning a 20% ownership stake in RM Fresh. Our management is also reviewing additional opportunities for new business.

Results of Operations – Three Months Ended September 30, 2016 and September 30, 2015

For the three months ended September 30, 2016, the Company generated $74,042 in revenue. The Company had yet to generate revenue as of the three months ended September 30, 2015. The increase in revenue is from sales made by RM Fresh. The Company's unaudited interim condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue and gross profit

Revenue of $74,042 during the three months ended September 30, 2016, represents sales made by RM Fresh. The Company had no revenue during the three months ended September 30, 2015. The Company made a gross profit of $23,377 during the three months ended September 30, 2016, as opposed to $0 gross profits during the three months ended September 30, 2015, mainly through increased sales and a relatively favorable exchange rate.

Operating Expenses

Our total operating expenses were $30,515 and $57,718 for the three months ended September 30, 2016 and 2015, respectively.  The decrease is primarily due to a decrease of $40,299 in professional fees.

Translation Adjustment

Translation adjustment as a result of the currency exchange rate between U.S. Dollar and Canadian Dollar was $0 for the three months ended September 30, 2016, compared to $6,704 for the three months ended September 30, 2015.

Comprehensive Gain (Loss)

We reported a comprehensive gain of $53,276 and loss of ($1,460,670) for the three months ended September 30, 2016 and 2015, respectively. The increase is primarily due to a significant increase in expense due to impairment of goodwill as a result of the acquisition of RM Fresh Brand Inc. as explained above.

Liquidity and Capital Resources

As of September 30, 2016, we had cash balance of $4,777. As of June 30, 2016, we had cash balance of $2,993. The increase represents normal business variation.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended September 30, 2016 and 2015 respectively:

	For the three months ended September 30, 2016 $	For the three months ended September 30, 2015 $
Net Cash Used in Operating Activities	(3,409)	(55,283)
Net Cash Provided by Investing Activities	-	3,671
Net Cash Provided by Financing Activities	5,193	113,301
Net Increase in Cash and Cash Equivalents	1,784	61,689

Net Cash Used in Operating Activities

For the three months ended September 30, 2016, net cash used in operating activities was $3,409, primarily attributable to the $61,154 net gain due to loss of control in subsidiary.

For the three months ended September 30, 2015, net cash used in operating activities was $55,283, primarily attributable to our net loss of $1,453,966 adjusted by impairment of goodwill of $1,394,135, increase of $1,343 in prepaid expenses, and increase of $3,205 in accrued expenses and other liabilities.

Net Cash Provided by Investing Activities

For the three months ended September 30, 2016, net cash provided by investing activities was $0, compared to $3,671 for the three months ended September 30, 2015. The decrease is due to deconsolidation of RM Fresh due to loss of control.

Net Cash Provided by Financing Activities

For the three months ended September 30, 2016, net cash provided by financing activities was $5,193, compared to $113,301 for the three months ended September 30, 2015. The decrease is mainly attributable to the Company not issuing convertible notes to investors in the same amount as in 2015.

We have limited assets and have generated no revenues since inception. We are also dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan of seeking a combination with a private operating company. In addition, we are dependent upon certain related parties to provide continued funding and capital resources.

Going Concern

Our unaudited interim condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred recurring losses from operations and as at September 30, 2016 has accumulated deficit of $$3,826,060 which has primarily arisen from a non-cash goodwill impairment charge in the current period.  We anticipate that the Company will attain profitable status and improve our liquidity through the acquisition of RM Fresh as explained in Note 2 to our financial statements and continued business development and additional debt or equity investment in the Company.  Our continued existence is dependent upon our ability to continue to execute our operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to us, in which case we may be unable to meet our obligations. Should we be unable to realize our assets and discharge our liabilities in the normal course of business, the net realizable value of our assets may be materially less than the amounts recorded in the financial statements. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should we be unable to continue in existence.

Critical Accounting Policies and Estimates

Basis of Presentation and Consolidation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in United States dollars (“USD”).

The Company’s unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the SEC and are expressed in US dollars. Accordingly, the unaudited interim condensed financial statements do not include all information and footnotes required by US GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending June 30, 2017 or for any other interim period. The unaudited interim condensed financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended June 30, 2016.

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

Revenue Recognition

The Company recognizes revenues when they are earned, specifically when all of the following conditions are met:

☐ ownership of the goods have been transferred to the customers. Ownership of the goods is transferred to the customers when the good are transferred to a designated carrier in accordance with shipping terms agreed with the customer.

☐ there is persuasive evidence that an arrangement exists;

☐ there are no significant obligations remaining;

☐ amounts are fixed or can be determined; and

☐the ability to collect is reasonably assured.

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

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at September 30, 2016 and June 30, 2016.

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

Fair Value of Financial Instruments

Accounting Standards Codification Topic 820 “Fair Value Measurements and Disclosures ” (“ASC 820”) defines fair value, establishes a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.  ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include, accounts receivable, accounts payable and accrued liabilities, due to stockholders, due to related parties and notes payable. The Company's cash, which is carried at fair value, is classified as a Level 1 financial instruments. Bank accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of September 30, 2016 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

4.1	Form of 10% Convertible Notes (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 26, 2016)
31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY VENTURES INTERNATIONAL INC.

Date: November 14, 2016	By:	/s/ Rehan Saeed
	Name:	Rehan Saeed
	Title	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Rehan Saeed
	Name:	Rehan Saeed
	Title:	Chief Financial Officer
(Principal Accounting Officer)

