Form 10-Q
period 2016-12-31
LEGACY VENTURES INTERNATIONAL INC.
filed 2017-02-08
CIK 1616788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended December 31, 2016

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

As of February 8, 2017, the registrant had 65,064 shares of its common stock issued and outstanding.

LEGACY VENTURES INTERNATIONAL INC.

QUARTERLY REPORT ON FORM 10-Q

December 31, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim consolidated financial statements of Legacy Ventures International Inc. (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

Interim Condensed Financial Statements (Unaudited)

LEGACY VENTURES INTERNATIONAL INC.

For the Period Ended December 31, 2016

1

LEGACY VENTURES INTERNATIONAL INC.

For the Period Ended December 31, 2016

Interim Condensed Financial Statements (Unaudited)

Condensed Balance Sheets	3

Condensed Statements of Operations and Comprehensive Loss	4

Condensed Statements of Cash Flows	5

Notes to the Interim Condensed Financial Statements	6 – 11

LEGACY VENTURES INTERNATIONAL INC.

CONDENSED BALANCE SHEETS (Unaudited)

	December 31, 2016	June 30, 2016
	(Unaudited)	(Audited)
	$	$
CURRENT ASSETS
Cash	4,405	2,993
Accounts and other receivable, net of allowance (Note 5)	—	264,880
Inventories	—	78,891
Harmonized sales tax recoverable	—	24,071
Total current assets	4,405	370,835
TOTAL ASSETS	4,405	370,835

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 6)	16,993	326,476
Due to stockholder (Note 7)	40,928	19,455
Due to related parties (Note 12)	—	60,145
Notes payable (Note 8)	—	51,794
Total current liabilities	57,921	457,870
TOTAL LIABILITIES	57,921	457,870

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no share issued and outstanding as at December 31, 2016 and June 30, 2016 (Note 9)	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 65,064 common shares issued and outstanding as at December 31, 2016 (June 30, 2016 - 29,527 common shares) (Note 9)	7	3
Additional paid-in-capital	4,124,797	3,769,431
Accumulated other comprehensive loss	-	22,867
Accumulated deficit	(4,178,320)	(3,879,336)
Total stockholders' deficiency	(53,516)	(87,035)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	4,405	370,835

Going concern (Note 2)

Subsequent events (Note 13)

See accompanying notes

LEGACY VENTURES INTERNATIONAL INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

REVENUE	—	37,418	74,042	37,418

COST OF SALES	—	52,827	50,665	52,827
GROSS PROFIT	—	(15,409)	23,377	(15,409)

OPERATING EXPENSES
Professional fees	19,438	563,517	36,857	621,236
Management fees to related parties (Note 12)	355,370	53,915	369,194	53,915
General expenses	261	38,023	(467)	38,023
TOTAL OPERATING LOSS	(375,069)	(670,864)	(382,207)	(728,583)

OTHER (INCOME) EXPENSES
Net gain due to loss of control in subsidiary (Note 4)	—	—	(84,021)	—
Impairment of goodwill (Note 10)	—	—	—	1,394,135
Interest and bank charges	58	1,752	798	3,865
Amortization expense (Note 10)	—	23,450	—	23,450
Forgiveness of loan (Note 11)	—	(17,974)	—	(17,974)
NET LOSS BEFORE INCOME TAXES	(375,127)	(678,092)	(298,984)	(2,132,059)
Income taxes	—	—	—	—
NET LOSS	(375,127)	(678,092)	(298,984)	(2,132,059)
Foreign currency translation adjustment	—	20,807	—	14,103
COMPREHENSIVE LOSS	(375,127)	(657,285)	(298,984)	(2,117,956)

Loss per share, basic and diluted	(6.87)	(23.63)	(7.10)	(52.97)

Weighted average number of common stock outstanding, basic and diluted	54,635	28,694	42,081	40,247

See accompanying notes

LEGACY VENTURES INTERNATIONAL INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months	Six months
	ended	ended
	December 31, 2016	December 31, 2015
	(Unaudited)	(Unaudited)
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	(298,984)	(2,132,059)

Adjustments to reconcile net loss to net cash used in operations:
Net gain due to loss of control in subsidiary (Note 4)	(84,021)	—
Impairment of goodwill	—	1,394,135
Issuance of shares for services	355,370	461,503
Amortization expense	—	23,450
Forgiveness of loan	—	(17,974)

Changes in operating assets and liabilities:
Accounts receivable	—	(4,725)
Inventories	—	286
Harmonized sales tax recoverable	—	(7,367)
Prepaid expenses	—	1,966
Accounts payable	—	32,716
Accrued expenses	45	10,698
Net cash used in operating activities	(27,590)	(237,371)

INVESTING ACTIVITIES
Cash acquired on acquisition	—	3,671
Net cash provided by investing activities	—	3,671

CASH FLOWS FROM FINANCING ACTIVITIES
Due to stockholders	29,002	(27,303)
Proceeds from issuance of common stock	—	115,000
Proceeds from issuance of convertible note	—	180,000
Net cash provided by financing activities	29,002	267,697

Net increase in cash during the year/period	1,412	33,997

Effect of foreign currency translation	—	(16,161)

Cash, beginning of the period	2,993	3,380
Cash, end of the period	4,405	21,216

See accompanying notes

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Interim Condensed Financial Statements (Unaudited)

As at December 31, 2016

1.   NATURE OF OPERATIONS

Legacy Ventures International, Inc. (the “Company”) is a Management Company incorporated on March 4, 2014 whose principal place of business is located at 2215-B Renaissance Drive, Las Vegas, Nevada, 89119 USA. Upon its acquisition of RM Fresh Brands Inc. [“RM Fresh”], it was engaged in the food and beverage distribution.

On September 30, 2015, the Company entered into a Share Exchange Agreement (the “Agreement”) with and among RM Fresh and its stockholders. Pursuant to the Agreement, the Company acquired 100% of the issued and outstanding shares of RM Fresh in exchange for the issuance of 2,000,000 of the Company’s common stock. As a result of this transaction, RM Fresh became a wholly owned subsidiary of the Company and the former stockholders of RM Fresh owned approximately 7% of the Company’s common stock. RM Fresh was incorporated on July 29, 2008 under the laws of the Province of Ontario, Canada and is engaged in the business of trading and distribution of food, beverages and body care products.

On August 31, 2016, the Company entered into a group of transactions related to RM Fresh. In order to fund the ongoing operation and further development of RM Fresh, the Company consented to new third party investments into RM Fresh in the approximate total amount of $175,000, made in the form of cash and retirement of indebtedness owed to it. As result of these new investments, the Company’s ownership percentage of RM Fresh has been reduced to twenty percent (20%). In addition, the Company entered into a new Shareholder Agreement with RM Fresh, under which the Company’s shares in RM Fresh are subject to certain restrictions on transfer until such time as the Company declares a stockholder dividend of its RM Fresh shares following a going public transaction by RM Fresh, or in the alternative, for one (1) year after RM Fresh completes a going public transaction.

2.   GOING CONCERN

The Company’s condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the current period, the Company has incurred recurring losses from operations and as at December 31, 2016 has a working capital deficiency of $53,516 and accumulated deficit of $4,178,320. Further, as explained in Note 1, on August 31, 2016, the Company’s ownership percentage of RM Fresh has been reduced to 20%. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the financial statements. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Interim Condensed Financial Statements (Unaudited)

As at December 31, 2016

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the SEC and are expressed in US dollars. Accordingly, the unaudited condensed interim financial statements do not include all information and footnotes required by US GAAP for complete annual financial statements. The unaudited condensed interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending June 30, 2017 or for any other interim period. The unaudited condensed interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto as of and for the year ended June 30, 2016.

The condensed financial statements of the Company as at, December 31, 2016, do not include the assets and liabilities of RM Fresh, which is no longer a wholly-owned subsidiary effective August 31, 2016, as described in Note 4. The comparative financial statements included the results of operations and financial position of the wholly owned subsidiary RM Fresh.

Use of Estimates

The preparation of the unaudited condensed interim financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates may include those pertaining to accruals. Actual results could materially differ from those estimates.

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

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Interim Condensed Financial Statements (Unaudited)

As at December 31, 2016

4.   LOSS OF CONTROL IN SUBSIDIARY COMPANY (continued)

Subsequently, On August 31, 2016, the Company entered into a group of transactions related to RM Fresh. In order to fund the ongoing operation and further development of RM Fresh, the Company consented to new third party investments into RM Fresh in the approximate total amount of $175,000, made in the form of cash and retirement of indebtedness owed by RM Fresh, reducing the Company’s ownership percentage of RM Fresh to twenty percent (20%) and is thus accounted for as an available for sale investment. As a result, the condensed financial statements of the Company as at, December 31, 2016, do not include the assets and liabilities of RM Fresh, which is no longer a wholly-owned subsidiary effective August 31, 2016, while the balance sheet as at June 30, 2016 is consolidated and contains the assets, liabilities and results of operations of RM Fresh. The condensed statement of operations of the Company includes the results of the operations of RM Fresh up to August 31, 2016, which is the effective date of change in control, due to loss of control in RM Fresh and consequent de-consolidation. The fair value of the assets and liabilities as at August 31, 2016 and the carrying value of the investments, which resulted in the Company recording a gain of $84,021 in the statement of operations, is as follows:

Fair value as at August 31, 2016
Cash	12,720
Accounts receivable	250,203
Inventories	78,891
Harmonized sales tax recoverable	24,071
Total assets	365,885

Accounts payable	307,571
Due to stockholders	7,529
Due to related parties	60,145
Notes payable	51,794
Total liabilities	427,039
Net liabilities	61,154

Adjustment of cumulative translation reserve	22,867
84,021
Purchase consideration value of investments in RM Fresh shares on date of acquisition	2,180,000
Impairment recorded until August 31, 2016	(2,180,000)
Carrying value of investments in RM Fresh shares on date of change in control	-

Gain on date of change in control due to deconsolidation of RM Fresh	84,021

Management has concluded that the entire available for sale investment in RM Fresh is impaired and hence the investment is written off.

5.   ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables as at December 31, 2016 are nil. Accounts and other receivables as at June 30, 2016 represent trade accounts receivable of $130,343, net of allowance of $48,943, and other receivable of $134,537. Other receivable relates to a distributor listing fee recoverable from a supplier under an arrangement with the RM Fresh. All these balances related to RM Fresh.

6.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as at December 31, 2016 include accrued liabilities amounting to $16,993 ($20,574 as at June 30, 2016).

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Interim Condensed Financial Statements (Unaudited)

As at December 31, 2016

7.   DUE TO STOCKHOLDER

Amount due to stockholder is unsecured, interest free and is repayable on demand.

8.   NOTES PAYABLE

Outstanding note payable of $51,794 on June 30, 2016 represents unsecured promissory notes amounting to $26,000 and $25,794 issued on April 1, 2015 and March 4, 2016, respectively bearing interest at 20% and 12% per annum, respectively, repayable within a year from issuance date. Interest accrued on these notes during the year ended June 30, 2016 amounted to $6,218. These notes are no longer reported in the balance sheet as they pertained to RM Fresh, as explained in Note 4.

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

9.   STOCKHOLDERS’ DEFICIENCY

COMMON STOCK - AUTHORIZED

As at December 31, 2016, the Company authorized to issue 10,000,000 of preferred stock, with a par value of $0.0001 and 100,000,000 shares of common stock, with a par value of $0.0001.

COMMON STOCK - ISSUED AND OUTSTANDING

On September 9, 2015, the Board of Directors and stockholders of the Company approved a Certificate of Amendment to its Articles of Incorporation to increase the par value of Company’s common stock and preferred stock from no par value to $0.0001 per stock and approved a 1:7 forward split upon the increase of the par value. As a result, the issued and outstanding common stock of the Company increased from 7,400,000 (7,400 post reverse split, as explained below) shares prior to the Forward Split to 51,800,000 (51,800 post reverse split) shares following the Forward Split. Prior year numbers have been adjusted from the earliest period presented, to reflect the effect of the forward split.

On September 30, 2015 the Company issued 2,000,000 (2,000 post reverse split) shares of common stock to the former stockholders of RM Fresh pursuant to Share Exchange Agreement. Further, the Principal stockholder of the Company agreed to cancel 25,800,000 (25,800 post reverse split) shares of common stock in accordance with the Cancellation Agreement.

As explained in Note 8, on September 30, 2015 the holders of convertible notes payable exercised their option to convert the notes payable including interest into shares at a price of $1 per stock with the resultant issuance of 180,000 (180 post reverse split) shares.

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Interim Condensed Financial Statements (Unaudited)

As at December 31, 2016

9.   STOCKHOLDERS’ EQUITY (DEFICIENCY) (continued)

COMMON STOCK - ISSUED AND OUTSTANDING (continued)

During October and December 2015, the Company issued 92,000 (92 post reverse split) shares of common stock to three investors at a price of $1.25 per common stock and received gross proceeds of $115,000.

On October 1, 2015, the Company issued 250,000 (250 post reverse split) shares of common stock to a director in connection with joining the board of directors. These shares were fair valued at $337,500, determined based on the market price on the date of issuance, and recorded as expense under professional fees in the statement of operations.

During October and December 2015, the Company issued 335,000 (335 post reverse split) shares of common stock to various third parties in connection with providing consulting services. These shares were fair valued at $452,350, and expensed during the year ended June 30, 2016.

During February 2016, the Company issued 70,000 (70 post reverse split) shares of common stock to one investor at a cash price of $0.50 per common stock and received gross proceeds of $35,000.

On January 8, 2016 and March 31, 2016, the Company issued 250,000 (250 post reverse split) shares of common stock each to two directors in connection with joining the board of directors. These shares were fair valued at $290,000 and $22,500 respectively, determined based on the market price on the date of issuance, and expensed during the year ended June 30, 2016.

On January 26, 2016, the Company issued 100,000 (100 post reverse split) shares of common stock to third parties in connection with providing consulting services. These shares were fair valued at $89,000, determined based on the market price on the date of issuance, and expensed during the year ended June 30, 2016.

On October 28, 2016, the Company issued 35,537,000 (35,537 post reverse split) shares of common stock to the CEO, as consideration for management services. These shares were fair valued at $355,370, determined based on the market price on the date of issuance, and recorded in the statement of operations as management fees during the quarter ended June 30, 2016.

On November 16, 2016, the Board of Directors and stockholders of the Company approved a 1:1000 reverse split. As a result, the issued and outstanding common stock of the Company decreased from 65,064,000 shares prior to the reverse split to 65,064 shares following the reverse split. Prior year numbers have been adjusted from the earliest period presented, to reflect the effect of the reverse split.

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Interim Condensed Financial Statements (Unaudited)

As at December 31, 2016

9.   STOCKHOLDERS’ EQUITY (DEFICIENCY) (continued)

COMMON STOCK - ISSUED AND OUTSTANDING (continued)

At December 31, 2016, there were 65,064 shares of common stock issued and outstanding of which 50,247 shares are restricted while 14,817 shares are unrestricted (June 30, 2016 – 29,527 shares of common stock - 15,247 shares restricted and 14,280 shares unrestricted).

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

As detailed in Note 4, the Company acquired control in RM Fresh, giving rise to goodwill and intangible assets.

Goodwill

The Company tests for impairment of goodwill at the reporting unit level. In assessing whether goodwill is impaired, the Company utilizes the two-step process as prescribed by ASC 350. The first step of this test compares the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no further work is required and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and step two of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss in the amount of the excess is recognized and charged to statement of operations.

Goodwill amounting to $1,394,135 was immediately impaired based on the implied fair value of goodwill determined based on the enterprise value of the acquiree.

Intangible assets

Amortization expense of $23,450 on these intangible assets were recorded for the six months ended December 31, 2015.

11.   FORGIVENESS OF LOAN

Loan amounting to $17,974 provided by a related party to RM Fresh before acquisition to meet the working capital requirements and was unsecured, interest free and was repayable on demand. During six months ended December 31, 2015 the related party agreed to forgive the loan in favor of the Company

12.   RELATED PARTY TRANSACTIONS AND BALANCES

The Company’s transactions with related parties were, in the opinion of the management, carried out on normal commercial terms and in the ordinary course of the Company’s business.

Other than disclosed elsewhere in the condensed financial statements, the other related party transactions are:

Shares of common stock issued to the CEO, as consideration for management services. These shares were fair valued at $355,370, determined based on the market price on the date of issuance as explained in Note 9.

Management fees of $13,824 charged by entities owned by the stockholders of the Company for providing warehousing and other logistic services up to August 31, 2016, the date of disposal of RM Fresh (quarter ended September 30, 2015: $nil). These were recorded at fair value. Amounts owed to entities owned by the stockholders in respect of these services as at December 31, 2016 was $nil due to de-consolidation of RM Fresh ($60,145 as at June 30, 2016).

13.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to February 8, 2017, the date the condensed financial statements were issued, pursuant to the requirements of ASC Topic 855 and has determined that there is no significant subsequent event to report.

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

Our revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of our company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, and changing government regulations domestically and internationally affecting our products and businesses.

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

Going forward, we are continuing a 20% ownership stake in RM. Our management is also reviewing additional opportunities for new business.

On November 16, 2016, the Company amended its Articles of Incorporation with the State of Nevada in order to effectuate a 1 for 1000 reverse stock split and to keep the authorized shares of common stock at 100,000,000 (the “Amendment”). The board of directors of the Company approved the Amendment on November 15, 2016. The shareholders of the Company approved of the Amendment by written consent on November 15, 2016.

Results of Operations – Three Months Ended December 31, 2016 and December 31, 2015

For the three months ended December 31, 2016, the Company generated no revenue. For the three months ended December 31, 2015, the Company generated $37,418 in revenue, which pertained to the previously wholly owned subsidiary company RM Fresh. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue and gross profit

The Company had no revenue during the three months ended December 31, 2016. The Company had $37,418 in revenue during the three months ended December 31, 2015 from sales made by RM Fresh. The Company made $0 in gross profit during the three months ended December 31, 2016, as compared to ($15,409) gross loss during the three months ended December 31, 2015, pertaining to the operations of RM Fresh.

Operating Expenses

Our total operating expenses were $375,069 and $670,864 for the three months ended December 31, 2016 and 2015, respectively. The decrease is primarily due to a decrease of $544,079 in professional fees, partially offset by the increase in management fee by $301,455.

The high professional expenses during three and six months ended December 31, 2015 pertained to the activities as a result of acquisition of RM Fresh on September 30, 2015. These were attributable to the following factors:

●	During three months ended December 31, 2015, the Company issued 335,000 shares of common stock to various third parties in connection with consulting services. These shares were fair valued and the Company recorded expense of $124,003 included in professional fees.

●	In addition, the Company issued 250,000 shares of common stock to a director in connection with joining the board of directors. These shares were fair valued and the Company recorded expense of $337,500 included in professional fees.

Management fee during the three months ended December 31, 2016 pertained to shares of common stock issued to the CEO, as consideration for management services. These shares were fair valued at $355,370, determined based on the market price on the date of issuance. Management fee during three months ended December 31, 2015, pertained to fees of $53,915 charged by entities owned by the shareholders of the Company for providing warehousing and other logistics services.

Other Income / Expenses

During the three months ended December 31, 2016, we had immaterial other expenses/income. During the three months ended December 31, 2015, other expenses mainly comprised amortization of intangible asset amounting to $23,450, partially offset by income arising from forgiveness of loan provided by a related party to RM Fresh amounting to $17,974.

Translation Adjustment

Translation adjustment as a result of the currency exchange rate between U.S. Dollar and Canadian Dollar was $0 for the three months ended December 31, 2016, compared to $20,807 for the three months ended December 31, 2015.

Comprehensive Loss

We reported a comprehensive loss of $375,127 and $657,285 for the three months ended December 31, 2016 and 2015, respectively. The decrease is primarily due to a significant decrease in professional fees partially offset by increase in management fee.

Results of Operations – Six Months Ended December 31, 2016 and December 31, 2015

For the six months ended December 31, 2016, the Company generated $74,042 in revenue, pertaining to operations of RM Fresh upto August 31, 2016 (the date of de-consolidation). For the six months ended December 31, 2015, the Company generated $37,418 in revenue. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue and gross profit

Revenue of $74,042 during the six months ended December 31, 2016, represents sales made by RM Fresh. Revenue of $37,418 during the six months ended December 31, 2016, represents sales made by RM Fresh. The Company made a gross profit of $23,377 during the six months ended December 31, 2016, as compared to a gross loss of $15,409 during the six months ended December 31, 2015, mainly through increased sales and a relatively favorable exchange rate.

Operating Expenses

Our total operating expenses were $382,207 and $728,583 for the six months ended December 31, 2016 and 2015, respectively. The decrease is primarily due to a decrease of $584,379 in professional fees partially offset by the increase in management fee by $315,279.

The high professional expenses during three and six months ended December 31, 2015 pertained to the activities as a result of acquisition of RM Fresh on September 30, 2015. These were attributable to the following factors:

●	During six months ended December 31, 2015, the Company issued 335,000 shares of common stock to various third parties in connection with consulting services. These shares were fair valued and the Company recorded expense of $124,003 included in professional fees.

●	In addition, the Company issued 250,000 shares of common stock to a director in connection with joining the board of directors. These shares were fair valued and the Company recorded expense of $337,500 included in professional fees.

Management fee during the six months ended December 31, 2016 mainly pertained to shares of common stock issued to the CEO, as consideration for management services. These shares were fair valued at $355,370, determined based on the market price on the date of issuance. Management fee during six months ended December 31, 2015, pertained to fees of $53,915 charged by entities owned by the shareholders of the Company for providing warehousing and other logistics services.

Other Income / Expenses

During the six months ended December 31, 2016, we recorded a gain amounting to $84,021, which resulted due to the write-off of our remaining investment in RM Fresh. During the six months ended December 31, 2015, other expenses mainly comprised immediate impairment of goodwill amounting to $1,394,135 and amortization of intangible asset amounting to $23,450.

Translation Adjustment

Translation adjustment as a result of the currency exchange rate between U.S. Dollar and Canadian Dollar was $0 for the six months ended December 31, 2016, compared to $14,103 for the six months ended December 31, 2015.

Comprehensive Loss

We reported a comprehensive loss of $298,984 and $2,117,956 for the six months ended December 31, 2016 and 2015, respectively. The decrease is primarily due to higher level of expense (mainly impairment of goodwill) pertaining to RM Fresh.

Liquidity and Capital Resources

As of December 31, 2016, we had cash balance of $4,405. As of June 30, 2016, we had cash balance of $2,993. Increase in cash is in line with normal business activities.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended December 31, 2016 and 2015 respectively:

	For the six months ended December 31, 2016 $	For the six months ended December 31, 2015 $
Net Cash Used in Operating Activities	(27,590)	(237,371)
Net Cash Provided by Investing Activities	-	3,671
Net Cash Provided by Financing Activities	29,002	267,697
Net Increase (Decrease) in Cash and Cash Equivalents	1,412	33,997

Net Cash Used in Operating Activities

For the six months ended December 31, 2016, net cash used in operating activities was $27,590, primarily attributable to the expenses incurred during the period.

For the six months ended December 31, 2015, net cash used in operating activities was $237,371, primarily attributable to our net loss from operations and other expenses.

Net Cash Provided by Investing Activities

For the six months ended December 31, 2016, net cash provided by investing activities was $0, compared to $3,671 for the six months ended December 31, 2015.

Net Cash Provided by Financing Activities

For the six months ended December 31, 2016, net cash provided by financing activities was $29,002, compared to $267,697 for the six months ended December 31, 2015. The in-flow during the comparative period was a result of issuances of common stock for cash and convertible promissory notes.

We have limited assets and have generated no revenues since inception. We are also dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan of seeking a combination with a private operating company. In addition, we are dependent upon certain related parties to provide continued funding and capital resources.

Going Concern

Our unaudited condensed interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred recurring losses from operations and as at December 31, 2016 have an accumulated deficit of $4,178,320 which has primarily arisen from losses from operations and a non-cash goodwill impairment charge in the current and previous periods. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to us, in which case we may be unable to meet our obligations. Should we be unable to realize our assets and discharge our liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the financial statements. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

Critical Accounting Policies and Estimates

There were no changes in accounting policies used by us in preparation of the financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of December 31, 2016 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

Because of our limited operations, we have only one which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 28, 2016, the Company issued 35,537,000 (35,537 post reverse split) shares of common stock to the CEO, as consideration for management services. These shares were fair valued at $355,370, determined based on the market price on the date of issuance.

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

Date: February 8, 2017

LEGACY VENTURES INTERNATIONAL INC.

/s/ Rehan Saeed
Name: Rehan Saeed
Chief Executive Officer
(Principal Executive Officer)

/s/ Rehan Saeed
Name: Rehan Saeed
Chief Financial Officer
(Principal Accounting Officer)

