Form 10-Q
period 2017-03-31
LEGACY VENTURES INTERNATIONAL INC.
filed 2017-05-15
CIK 1616788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

As of March 31, 2017, the registrant had 65,064 shares of its common stock issued and outstanding.

LEGACY VENTURES INTERNATIONAL INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim condensed financial statements of Legacy Ventures International Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

Interim Condensed Financial Statements (Unaudited)

LEGACY VENTURES INTERNATIONAL INC.

For the Quarterly Period Ended March 31, 2017

1

LEGACY VENTURES INTERNATIONAL INC.

For the Quarterly Period Ended March 31, 2017

Interim Condensed Financial Statements (Unaudited)

Condensed Balance Sheets	3

Condensed Statements of Operations and Comprehensive Loss	4

Condensed Statements of Cash Flows	5

Notes to Condensed Financial Statements	6 – 12

LEGACY VENTURES INTERNATIONAL INC.

CONDENSED BALANCE SHEETS (Unaudited)

	March 31, 2017	June 30, 2016
	(Unaudited)	(Audited)
	$	$
CURRENT ASSETS
Cash	7,377	2,993
Accounts and other receivable, net of allowance (Note 5)	—	264,880
Inventories	—	78,891
Harmonized sales tax recoverable	—	24,071
Total current assets	7,377	370,835
TOTAL ASSETS	7,377	370,835

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 6)	19,167	326,476
Due to stockholders (Note 7)	46,183	19,455
Due to related parties (Note 10)	—	60,145
Notes payable (Note 8)	—	51,794
Total current liabilities	65,350	457,870
TOTAL LIABILITIES	65,350	457,870

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no share issued and outstanding as at March 31, 2017 and June 30, 2016 (Note 9)	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 65,064 common shares issued and outstanding as at March 31, 2017 (June 30, 2016 - 29,527 common shares) (Note 9)	7	3
Additional pain-in-capital	4,124,797	3,769,431
Accumulated other comprehensive loss (Note 4)	—	22,867
Accumulated deficit	(4,182,777)	(3,879,336)
Total stockholders' deficiency	(57,973)	(87,035)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	7,377	370,835

Going concern (Note 2)

Subsequent events (Note 11)

See accompanying notes

LEGACY VENTURES INTERNATIONAL INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
	(Unudited)	(Unudited)	(Unudited)	(Unudited)
	$	$	$	$

REVENUE	—	79,074	74,042	116,492

COST OF SALES	—	31,302	50,665	84,129
GROSS PROFIT	—	47,772	23,377	32,363

OPERATING EXPENSES
Professional fees	4,285	523,746	41,142	1,144,981
Management fees (Note 10)	—	47,626	369,194	101,541
General expenses	93	15,404	(374)	53,427
TOTAL OPERATING LOSS	(4,378)	(539,004)	(386,585)	(1,267,586)

OTHER (INCOME) EXPENSES
Net gain due to loss of control in subsidiary (Note 4)	—	—	(84,021)	—
Impairment of goodwill	—	—	—	1,394,135
Interest and bank charges	79	1,739	877	5,604
Amortization expense	—	23,450	—	46,900
Forgiveness of loan	—	—	—	(17,974)
NET LOSS BEFORE INCOME TAXES	(4,457)	(564,193)	(303,441)	(2,696,251)
Income taxes	—	—	—	—
NET LOSS	(4,457)	(564,193)	(303,441)	(2,696,251)
Foreign currency translation adjustment	—	7,025	—	21,128
COMPREHENSIVE LOSS	(4,457)	(557,168)	(303,441)	(2,675,123)

Loss per share, basic and diluted	(0.07)	(19.32)	(6.11)	(73.68)

Weighted average number of common stock outstanding, basic and diluted	65,064	29,202	49,630	36,592

See accompanying notes

LEGACY VENTURES INTERNATIONAL INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months	Nine months
	ended	ended
	March 31, 2017	March 31, 2016
	(Unudited)	(Unudited)
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	(303,441)	(2,696,251)

Adjustments to reconcile net loss to net cash used in operations:
Net gain due to loss of control in subsidiary (Note 4)	(84,021)	—
Impairment of goodwill	—	1,394,135
Issuance of shares for services	355,370	954,077
Amortization expense	—	46,900
Forgiveness of loan	—	(17,974)

Changes in operating assets and liabilities:
Accounts receivable	—	(208,167)
Inventories	—	(14,472)
Hamonized sales tax recoverable	—	(18,962)
Prepaid expenses	—	1,942
Due to related parties	—	40,248
Accounts payable	—	205,894
Accrued expenses	2,219	4,176
Net cash used in operating activities	(29,873)	(308,454)

INVESTING ACTIVITIES
Cash acquired on acquisition	—	3,671
Net cash provided by investing activities	—	3,671

CASH FLOWS FROM FINANCING ACTIVITIES
Due to stockholders	34,257	(27,264)
Proceeds from issuance of common stock	—	150,000
Proceeds from issuance of convertible note	—	180,000
Net cash provided by financing activities	34,257	302,736

Net increase in cash during the year/period	4,384	(2,047)

Effect of foreign currency translation	—	14,994

Cash, beginning of the period	2,993	3,380
Cash, end of the period	7,377	16,327

See accompanying notes

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Interim Condensed Financial Statements (Unaudited)

As at March 31, 2017

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

On August 31, 2016, the Company entered into a group of transactions related to RM Fresh. In order to fund the ongoing operation and further development of RM Fresh, the Company consented to new third party investments into RM Fresh in the approximate total amount of $175,000, made in the form of cash and retirement of indebtedness owed to it. As a result of these new investments, the Company’s ownership percentage of RM Fresh has been reduced to twenty percent (20%). In addition, the Company entered into a new Shareholder Agreement with RM Fresh, under which the Company’s shares in RM Fresh are subject to certain restrictions on transfer until such time as the Company declares a stockholder dividend of its RM Fresh shares following a going public transaction by RM Fresh, or in the alternative, for one (1) year after RM Fresh completes a going public transaction

2.   GOING CONCERN

The Company’s unaudited interim condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the current period, the Company has incurred recurring losses from operations and as at March 31, 2017 has a working capital deficiency of $62,703, and accumulated deficit of $4,182,777 which has primarily arisen from a non-cash goodwill impairment charge in the current period. Further, as explained in Note 1, on August 31, 2016, the Company’s ownership percentage of RM Fresh has been reduced to 20%. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the financial statements. The interim condensed financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the SEC and are expressed in US dollars. Accordingly, the unaudited interim condensed financial statements do not include all information and footnotes required by US GAAP for complete annual financial statements. The unaudited interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending June 30, 2017 or for any other interim period. The unaudited interim condensed financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended March 31, 2016.

The unaudited interim condensed financial statements of the Company as at, March 31, 2017, do not include the assets and liabilities of RM Fresh, which is no longer a wholly-owned subsidiary effective August 31, 2016, as described in Note 4.

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Interim Condensed Financial Statements (Unaudited)

As at March 31, 2017

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

Recently Issued Accounting Standards

In January 2017, an accounting pronouncement was issued by the Financial Accounting Standards Board (“FASB”) to simplify the accounting for goodwill impairment. This guidance eliminates the requirement that an entity calculates the implied fair value of goodwill when measuring an impairment charge. Instead, an entity would record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. This pronouncement is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption is required to be applied on a prospective basis. The adoption of this pronouncement did not have a material impact on the financial position and/or results of operations.

The Company adopted the accounting pronouncement issued by the Financial Accounting Standards Board (“FASB”) to update guidance on how companies account for certain aspects of share-based payments to employees. This pronouncement is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. This guidance requires all income tax effects of awards to be recognized in the statements of operations when the awards vest or are settled and changes the presentation of excess tax benefits on the statement of cash flows. The Company adopted these provisions on a prospective basis. In addition, this pronouncement changes guidance on: (a) accounting for forfeitures of share-based awards and (b) employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation. The adoption of this pronouncement did not have a material impact on the financial position and/or results of operations.

In March 2016, the Company adopted the accounting pronouncement issued by the FASB to update guidance on how companies account for certain aspects of share-based payments to employees. This pronouncement is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. This guidance requires all income tax effects of awards to be recognized in the statements of operations when the awards vest or are settled and changes the presentation of excess tax benefits on the statement of cash flows. The Company adopted these provisions on a prospective basis. In addition, this pronouncement changes guidance on: (a) accounting for forfeitures of share-based awards and (b) employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation. The adoption of this pronouncement did not have a material impact on the Company’s financial position and/or results of operations.

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Interim Condensed Financial Statements (Unaudited)

As at March 31, 2017

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Standards (continued)

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

As at March 31, 2017

4.   LOSS OF CONTROL IN SUBSIDIARY COMPANY (continued)

Subsequently, On August 31, 2016, the Company entered into a group of transactions related to RM Fresh. In order to fund the ongoing operation and further development of RM Fresh, the Company consented to new third party investments into RM Fresh in the approximate total amount of $175,000, made in the form of cash and retirement of indebtedness owed by RM Fresh, reducing the Company’s ownership percentage of RM Fresh to twenty percent (20%) and is thus accounted for as an available for sale investment. As a result, the condensed financial statements of the Company as at, March 31, 2017, do not include the assets and liabilities of RM Fresh, which is no longer a wholly-owned subsidiary effective August 31, 2016, while the balance sheet as at March 31, 2016 is consolidated and contains the accounts of RM Fresh. The condensed statement of operations of the Company includes the results of the operations of RM Fresh up to August 31, 2016, which is the effective date of change in control, due to loss of control in RM Fresh and consequent de-consolidation. The fair value of the assets and liabilities as at August 31, 2016 and the carrying value of the investments, which resulted in the Company recording a gain of $61,154 in the statement of operations, is as follows:

Fair value as at August 31, 2016
Cash	12,720
Accounts receivable	250,203
Inventories	78,891
Harmonized sales tax recoverable	24,071
Total assets	365,885

Accounts payable	307,571
Due to stockholders	7,529
Due to related parties	60,145
Notes payable	51,794
Total liabilities	427,039
Net liabilities	61,154

Purchase consideration value of investments in RM Fresh shares on date of acquisition	2,180,000
Impairment recorded until August 31, 2016	(2,180,000)
Carrying value of investments in RM Fresh shares on date of change in control	—

Gain on date of change in control due to deconsolidation of net liabilities of RM Fresh	61,154

Management has concluded that the entire available for sale investment in RM Fresh is impaired and hence the investment is written off.

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Interim Condensed Financial Statements (Unaudited)

As at March 31, 2017

5.   ACCOUNTS AND OTHER RECEIVABLE

Accounts and other receivables as at March 31, 2017 are nil. Accounts and other receivable as at March 31, 2016 represent trade accounts receivable of $264,880, net of allowances and other receivable. Other receivable relates to a distributor listing fee recoverable from a supplier under an arrangement with the Company. All these balances related to RM Fresh.

6.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as at March 31, 2017 comprises accrued liabilities amounting to $19,167 ($326,476 as at June 30, 2016).

7.   DUE TO STOCKHOLDERS

Amount due to stockholders are unsecured, interest free and is repayable on demand.

8.   NOTES PAYABLE

Outstanding note payable of $51,794 on June 30, 2016 represents unsecured promissory notes amounting to $26,000 and $25,794 issued on April 1, 2015 and March 4, 2016, respectively bearing interest at 20% and 12% per annum, respectively, repayable within a year from issuance date. Interest accrued on these notes during the year ended June 30, 2016 amounted to $6,218. As explained in Note 4, as a result of loss of control, these notes were deconsolidated.

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

9.   STOCKHOLDERS’ DEFICIENCY

COMMON STOCK - AUTHORIZED

As at March 31, 2017, the Company authorized to issue 10,000,000 of preferred stock, with a par value of $0.0001 and 100,000,000 shares of common stock, with a par value of $0.0001.

COMMON STOCK - ISSUED AND OUTSTANDING

On September 9, 2015, the Board of Directors and stockholders of the Company approved a Certificate of Amendment to its Articles of Incorporation to increase the par value of Company’s common stock and preferred stock from no par value to $0.0001 per stock and approved a 1:7 forward split upon the increase of the par value. As a result, the issued and outstanding common stock of the Company increased from 7,400,000 shares prior to the Forward Split to 51,800,000 shares following the Forward Split. Prior year amounts were restated from the earliest period presented, to reflect the effect of the forward split.

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Interim Condensed Financial Statements (Unaudited)

As at March 31, 2017

9.   STOCKHOLDERS’ DEFICIENCY (continued)

COMMON STOCK - ISSUED AND OUTSTANDING (continued)

On September 30, 2015, the Company issued 2,000,000 shares of common stock to the former stockholders of RM Fresh pursuant to Share Exchange Agreement. Further, the Principal stockholder of the Company agreed to cancel 25,800,000 shares of common stock in accordance with the Cancellation Agreement.

As explained in Note 8, on September 30, 2015 the holders of convertible notes payable exercised their option to convert the notes payable including interest into shares at a price of $1 per stock with the resultant issuance of 180,000 shares.

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

During October and December 2015, the Company issued 335,000 shares of common stock to various third parties in connection with providing consulting services. These shares were fair valued at $452,350, and expensed during the year ended March 31, 2016.

During February 2016, the Company issued 70,000 shares of common stock to one investor at a cash price of $0.50 per common stock and received gross proceeds of $35,000.

On January 8, 2016 and March 31, 2016, the Company issued 250,000 shares of common stock to two directors in connection with joining the board of directors. These shares were fair valued at $290,000 and $22,500 respectively, determined based on the market price on the date of issuance, and expensed during the year ended March 31, 2016.

On January 26, 2016, the Company issued 100,000 shares of common stock to third parties in connection with providing consulting services. These shares were fair valued at $89,000, determined based on the market price on the date of issuance, and expensed during the year ended March 31, 2016.

On October 28, 2016, the Company issued 35,537,000 shares of common stock to the CEO, as consideration for management services. These shares were fair valued at $355,370, determined based on the market price on the date of issuance, and recorded in the statement of operations as management fees during the year ended March 31, 2016.

On November 16, 2016, the Board of Directors and stockholders of the Company approved a 1:1000 reverse split. As a result, the issued and outstanding common stock of the Company decreased from 65,064,000 shares prior to the reverse split to 65,064 shares following the reverse split. Prior year amounts have been restated from the earliest period presented, to reflect the effect of the reverse split.

At March 31, 2017, there were 65,064 shares of common stock issued and outstanding of which 50,247 shares are restricted while 14,817 shares are unrestricted (March 31, 2016 – 29,527 shares of common stock - 15,247 shares restricted and 14,280 shares unrestricted).

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

As at March 31, 2017

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

Intangible assets

Amortization expense of Nil (Three months ended March 2016: $23,450) and Nil (Nine months ended March 2016) on these intangible assets were recorded for the three and nine months ended March 31, 2017.

11.   FORGIVENESS OF LOAN

Loan amounting to $17,974 provided by a related party to RM Fresh before acquisition to meet the working capital requirements and was unsecured, interest free and was repayable on demand. During year ended June 30, 2016 the related party agreed to forgive the loan in favor of the Company.

12.   RELATED PARTY TRANSACTIONS AND BALANCES

The Company’s transactions with related parties were, in the opinion of the management, carried out on normal commercial terms and in the ordinary course of the Company’s business.

Other than disclosed elsewhere in the condensed unaudited interim financial statements, the other related party transactions are as follows:

●	Management fees of $Nil and $13,824 charged by entities owned by the stockholders of the Company (relating to RM Fresh) for providing warehousing and other logistic services for the three and nine months ended March 31, 2017 (Three and nine months ended March 31, 2016 of $47,626 and $101,541).

●	Further as explained in note 9, management fee for the nine months ended March 31, 2017 include $355,370 representing issuance of 35,537,000 shares of common stock issued to the then CEO of the Company.

13.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to May 12, 2017, the date the condensed financial statements were issued, pursuant to the requirements of ASC Topic 855 and has determined that there is no significant subsequent event to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth in this Management’s Discussion and Analysis of Financial Condition and Results of  Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in our revenue and profitability, (ii) prospective business opportunities and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, liquidity, ability to complete financing and purchase capital expenditures, growth of our business including entering into future agreements with companies, and plans to successfully develop and obtain approval to market our product. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

US Dollars are denoted herein by “USD”, “$” and “dollars”.

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

Results of Operations – Three Months Ended March 31, 2017 and March 31, 2016

For the three months ended March 31, 2017, the Company generated no revenue. For the three months ended March 31, 2016, the Company generated $79,074 in revenue. The decrease in revenue is due to deconsolidation of RM Fresh. The Company’s condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue and gross profit

The Company had $79,074 in revenue during the three months ended March 31, 2016 from sales made by RM Fresh. The Company made $0 in gross profit during the three months ended March 31, 2017, as opposed to $47,772 in gross profits during the three months ended March 31, 2016, mainly through increased sales and a relatively favorable exchange rate.

Net Loss

We reported a net loss of $4,457 for the three months ended March 31, 2017 as compared to a net loss of $561,193 for the three months ended March 31, 2016, respectively. The decrease in losses for the months ended March 31, 2017 as compared to 2016 is due to a decrease in professional fees and general expenses as a result of deconsolidation of RM Fresh.

Operating Expenses

Our total operating expenses for the three months ended March 31, 2017 and March 31, 2016 were $4,378 and $539,004 respectively. The decrease is primarily due to deconsolidation of RM Fresh.

Translation Adjustment

Translation adjustment as a result of the currency exchange rate between U.S. Dollar and Canadian Dollar was $Nil and $7,025 for the three months ended March 31, 2017 and March 31, 2016, respectively.

Comprehensive Loss

We reported a comprehensive loss of $4,457 and $557,168 for the three months ended March 31, 2017 and 2016, respectively. The decrease is primarily due to a significant decrease in professional fees.

Results of Operations – Nine months Ended March 31, 2017 and March 31, 2016

For the nine months ended March 31, 2017, the Company generated $74,042 in revenue. For the nine months ended March 31, 2016, the Company generated $116,492 in revenue. The decrease in revenue is from deconsolidation of RM Fresh brand. The Company’s condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue and gross profit

Revenue of $74,402 during the nine months ended March 31, 2017, represents sales made by RM Fresh. Revenue of $116,492 during the nine months ended March 31, 2016, represents sales made by RM Fresh. The Company made a gross profit of $23,377 during the nine months ended March 31, 2017, as opposed to a gross profit of $32,363 during the nine months ended March 31, 2016, mainly through decreased sales.

Operating Expenses

Our total operating expenses were $386,585 and $1,267,586 for the nine months ended March 31, 2017 and 2016, respectively. The decrease is primarily due to a decrease in professional fees

Translation Adjustment

Translation adjustment as a result of the currency exchange rate between U.S. Dollar and Canadian Dollar was $0 for the nine months ended March 31, 2017, compared to $21,128 for the nine months ended March 31, 2016.

Comprehensive Loss

We reported a comprehensive loss of $303,441 and $2,675,123 for the nine months ended March 31, 2017 and 2016, respectively. The decrease is primarily due to a significant increase in expense in 2016 due to impairment of goodwill as a result of the acquisition of RM Fresh Brand Inc.

Liquidity and Capital Resources

As of March 31, 2017, we had cash balance of $7,377. As of June 30, 2016, we had cash balance of $2,993.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended March 31, 2017 and 2016 respectively:

	For the nine months ended March 31, 2017 $	For the nine months ended March 31, 2016 $
Net Cash Used in Operating Activities	(29,873)	(308,454)
Net Cash Provided by Investing Activities	—	3,671
Net Cash Provided by Financing Activities	34,257	302,736
Net Increase (Decrease) in Cash and Cash Equivalents	4,384	(2,047)

Net Cash Used in Operating Activities

For the nine months ended March 31, 2017, net cash used in operating activities was $29,873, primarily attributable to the net loss for the period.

For the nine months ended March 31, 2016, net cash used in operating activities was $308,454, primarily attributable to our net loss of $2,696,251, adjusted by impairment of goodwill of $1,394,135.

Net Cash Provided by Investing Activities

For the nine months ended March 31, 2017, net cash provided by investing activities was $0, compared to $3,671 for the nine months ended March 31, 2016. The decrease is due to reconsolidation of RM Fresh due to loss of control.

Net Cash Provided by Financing Activities

For the nine months ended March 31, 2017, net cash provided by financing activities was $34,257, compared to $302,736 for the nine months ended March 31, 2016. The decrease is mainly attributable to the Company not issuing convertible notes and common stock to investors in the same amount as in 2016.

We have limited assets and have generated no revenues since inception. We are also dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan of seeking a combination with a private operating company. In addition, we are dependent upon certain related parties to provide continued funding and capital resources.

Going Concern

Our unaudited condensed interim condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred recurring losses from operations and as at March 31, 2017 has accumulated deficit of $4,182,777 which has primarily arisen from a non-cash goodwill impairment charge in the current period.  Our continued existence is dependent upon our ability to continue to execute our operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to us, in which case we may be unable to meet our obligations. Should we be unable to realize our assets and discharge our liabilities in the normal course of business, the net realizable value of our assets may be materially less than the amounts recorded in the financial statements. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should we be unable to continue in existence.

Critical Accounting Policies and Estimates

Basis of Presentation and Consolidation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in United States dollars (“USD”).

The Company’s unaudited condensed interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the SEC and are expressed in US dollars. Accordingly, the unaudited condensed interim condensed financial statements do not include all information and footnotes required by US GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending June 30, 2017 or for any other interim period. The unaudited condensed interim condensed financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended June 30, 2017.

The Company’s fiscal year-end is June 30. The parent Company’s functional currency is the US dollar.  The subsidiary operates in Canadian dollars. The Company’s reporting currency is the U.S. dollar.

The condensed interim condensed financial statements include the accounts of the Company and its wholly-owned subsidiary RM Fresh, Inc. All inter-company transactions and balances have been eliminated in preparing the condensed financial statements.

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

Revenue Recognition

The Company recognizes revenues when they are earned, specifically when all of the following conditions are met:

●	ownership of the goods has been transferred to the customers. Ownership of the goods is transferred to the customers when the good are transferred to a designated carrier in accordance with shipping terms agreed with the customer.
●	there is persuasive evidence that an arrangement exists;
●	there are no significant obligations remaining;
●	amounts are fixed or can be determined; and
●	the ability to collect is reasonably assured.

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

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at March 31, 2017 and June 30, 2016.

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

Fair Value of Financial Instruments

Accounting Standards Codification Topic 820 “Fair Value Measurements and Disclosures ” (“ASC 820”) defines fair value, establishes a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.  ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes six levels of inputs that may be used to measure fair value:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include due from a shareholder, accounts receivable, accounts payable, accrued expenses and other liabilities, due to shareholders, note payable and loan payable. The Company’s cash, which is carried at fair value, is classified as a Level 1 financial instruments. Bank accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

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

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-08, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity’’, which revises what qualifies as a discontinued operation, changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This ASU will be effective for the Company for applicable transactions occurring after October 1, 2016. The Company will prospectively apply the guidance to applicable transactions and does not expect adoption to have a material impact on the financial statements.

On May 28, 2015, the FASB issued a new financial accounting standard on revenue from contracts with customers, ASU 2015-09, “Revenue from Contracts with Customers (Topic 606)”. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. In July 2016, the FASB voted to approve a one-year deferral of the effective date of ASU 2015-09, which will be effective for the Company in the first quarter of fiscal year 2018 and may be applied on a full retrospective or modified retrospective approach. This ASU will have no impact on the Company until it begins to generate revenue.

In June 2015, the FASB issued Accounting Standards Update ASU 2015-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had’ been in the development stage. The amendments in this update are applied retrospectively.

On August 27, 2015, the FASB issued a new financial accounting standard on going concern, ASU 2015-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern. The amendments apply to all companies and are effective in annual periods ending after December 15, 2016, with early application permitted. The Company is currently evaluating the impact of this accounting standard on its financial statements.

On April 7, 2016, the FASB issued ASU No. 2016-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and the accounting for debt issue costs under IFRS. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments apply to all companies and are effective for public business entities in annual periods ending after December 15, 2016, and interim periods within those fiscal years, with early application permitted. The Company is currently evaluating the impact of this accounting standard on its financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are an emerging growth company.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of March 31, 2017 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Not Applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1*	Articles of Incorporation
3.2*	Certificate of Correction
3.3*	By-Laws
31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Incorporated by reference to the registration statement on Form S-1 filed on September 30, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2017

LEGACY VENTURES INTERNATIONAL INC.

/s/ Rehan Saeed
Name: Rehan Saeed
Chief Executive Officer
(Principal Executive Officer)

/s/ Rehan Saeed
Name: Rehan Saeed
Chief Financial Officer
(Principal Accounting Officer)

