Form 10-K
period 2017-06-30
LEGACY VENTURES INTERNATIONAL INC.
filed 2017-10-16
CIK 1616788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended June 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ____ to ______

Commission File Number:  333-199040

Legacy Ventures International, Inc.

(Exact name of registrant as specified in its charter)

Nevada	30-0826318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1382 Valencia Ave., Suite F Tustin, CA 92780

(Address of principal executive offices, including Zip Code)

(949) 260-8070

(Registrant’s telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act:  None

Securities registered under Section 12 (g) of the Exchange Act: Common stock, $0.0001 par value (the “Common Stock”).

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes   ☒ No

As  of December 31, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on the Pink Sheets Market) was approximately $500. Shares of the registrant’s common stock held by each executive officer and director and each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There  were a total of 315,064 shares of the registrant’s common stock outstanding as of October 16, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

●	dependence on key personnel;

●	competitive factors;

●	the operation of our business; and

●	general economic conditions in the United States.

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report.

USE OF TERMS

Except as otherwise indicated by the context, all references in this report to:

●	“Legacy Ventures,” “Company,” “we,” or “our,” unless the context otherwise requires, are to Legacy Ventures International, Inc.

●	“SEC” are to the United States Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“U.S. dollar,” “USD,” “US$” and “$” are to the legal currency of the United States.

Available Information

The Company’s filings with the Securities and Exchange Commission (“SEC”) may be accessed at the internet address of the SEC, which is http://www.sec.gov. Also, the public may read and copy any materials that the Company files with at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580 Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

PART I

ITEM 1. BUSINESS

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

On June 28, 2017, Randall Letcavage entered into a stock purchase agreement for the acquisition of an aggregate of 286,720 shares of Common Stock of the Company, representing approximately 91% of the issued and outstanding shares of Common Stock of the Company as of such date, from Rehan Saeed, the previous majority shareholder of the Company (the “Purchase Agreement”). The Purchase Agreements were fully executed and delivered, and the transaction consummated as of and at July 7, 2017. Consequently, Mr. Letcavage is now able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company.

In addition, on June 28, 2017, Rehan Saeed submitted his resignation from all executive officer positions with the Company, including Chief Executive Officer and President, effective on the 10th day following the filing of a Schedule 14f-1 with the U.S. Securities and Exchange Commission. On June 28, 2017, Randall Letcavage was appointed as Chief Executive Officer, Chief Financial Officer, Director, effective immediately.

Also on June 28, 2017, the board of directors of the Company acknowledged the $20,000 of third party (unaffiliated) debt held by two lenders which is and has been included in the Company’s filed and audited financial statements, and extended the repayment terms of the previously demand debt obtained the waiver of potential fees and penalties and granted conversion rights. As a result, the Company issued convertible promissory notes to the holders in the aggregate principal amount of $20,000 which in the aggregate allow the debt to be converted into a maximum of 25% of the issued and outstanding shares of the Company following any business combination in which more than 51% of our shares are issued (the notes originally converted at $0.75 per share, and such conversion rate has adjusted based on later issuances and business combinations). The notes are assignable at the option of the holders. We understand that prior to the September 11, 2017, those notes were been assigned to five entities who each may convert the note held into 4.99% of our outstanding common stock on the date of conversion. In connection with the transactions described herein, debt held by Rehan Saeed was cancelled and waived.

Finally, on June 28, 2017, the Company entered into a non-binding letter of intent to enter into a business combination with Nexalin Technology, Inc., a Nevada corporation (“Nexalin”).

Share Exchange Agreement and Subscriptions

Effective September 11, 2017 (the “Closing Date”), Legacy Ventures International, Inc., (the “Company”) entered into that certain Share Exchange Agreement (the “Share Exchange Agreement”), dated as of September 1, 2017, by and among the Company, Nexalin and shareholders of Nexalin holding a majority of the issued and outstanding shares of Nexalin common stock (the “Nexalin Shareholders”). Pursuant to the Share Exchange Agreement, the Company agreed to exchange the outstanding equity stock of Nexalin held by the Nexalin Shareholders for units (the “Units”) consisting of an aggregate of approximately 25,000,000 newly issued shares of the Common Stock, $0.001 par value, of the Company and warrants (the “Warrants”) to purchase an aggregate of approximately 25,000,000 newly issued shares of the Common Stock, $0.001 par value, of the Company. The warrants are two-year warrants exercisable at the end of one year for exercise prices between $1.50 and $1.75 per share, payable in cash. The warrants are must be promptly exercised, and subject to forfeiture if not so exercised, if the Company’s shares achieve a trading price of $3.00 or more for 30 consecutive days. At the Closing Date, the Company approved the issuance of approximately 15,500,000 shares of common stock to the Nexalin shareholders, together with warrants for the purchase of an additional 15,500,000 shares and reserved approximately 9,500,000 additional shares, together with the related warrants, for the issuance to remaining Nexalin shareholders who are expected to execute and deliver the Share Exchange Agreement, including approximately 1,100,000 shares and related warrants issuable immediately to consultants in connection with the transactions contemplated by the Share Exchange Agreement. As of the date of the filing of this Current Report on Form 8-K, the holders of a majority of the equity securities of Nexalin have exchanged their shares into a majority of the shares of the issued and outstanding shares of the Company’s common stock.

As a result of the Share Exchange Agreement and the other transactions contemplated thereunder, Nexalin is now a majority subsidiary of the Company. – however, these shares have not been issued yet by the Company or its Transfer Agent.

All descriptions of the Share Exchange Agreement and Warrants herein are qualified in their entirety by reference to the text thereof filed as Exhibits 2.3 and 2.4 hereto, which is incorporated herein by reference. The Share Exchange Agreement governs the contractual rights between the parties in relation to the transactions contemplated thereby and contains customary representations and warranties and pre- and post-closing covenants of each party. The Share Exchange Agreement is not intended to be, and should not be relied upon as, making disclosures regarding any facts and circumstances relating to the Company or Nexalin. The Share Exchange Agreement is described in this Current Report on Form 8-K and attached as Exhibits 2.3 and 2.4 hereto only to provide investors with information regarding the terms and conditions of the Share Exchange Agreement, and, except for its status as a contractual document that establishes and governs the legal relationship among the parties thereto with respect to the transactions contemplated thereby, is not intended to provide any other factual information regarding the Company or Nexalin or the actual conduct of their respective businesses during the pendency of the Share Exchange Agreement, or to modify or supplement any factual disclosures about the Company contained in any of the Company’s public reports filed with the Securities Exchange Commission (the “SEC”). The representations and warranties contained in the Share Exchange Agreement have been negotiated with the principal purpose of establishing the circumstances under which a party may have the right not to consummate the transaction if the representations and warranties of the other party prove to be untrue due to a change in circumstance or otherwise, and of allocating risk between the parties, rather than establishing matters as facts. These representations, warranties and covenants were made as of specific dates and only for purposes of the Share Exchange Agreement, not for the benefit of any investors, and are subject to important exceptions and limitations, including a contractual standard of materiality different from that generally relevant to investors, and are qualified by information in confidential disclosure schedules that the parties exchanged in connection with the execution of the Share Exchange Agreement. The parties reserve the right to, but are not obligated to amend or revise the Share Exchange Agreement. Accordingly, investors should not rely on representations and warranties as characterizations of the actual state of facts, or for any other purpose, at the time they were made or otherwise.

This current report on Form 8-K is issued in accordance with Rule 135c under the Securities Act, and is neither an offer to sell any securities, nor a solicitation of an offer to buy, nor shall there be any sale of any such securities in any state or jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or jurisdiction.

Convertible Promissory Note

On September 11, 2017, the Company issued a Convertible Promissory Note to an accredited investor. The Note has an aggregate principal amount of $500,000 and matures one year from the date of issuance (the “Maturity Date”) and has an interest rate of 8% per annum. The holder may convert the Notes at any time up to the Maturity Date into shares of the Company’s common stock, par value $0.001 per share, at a conversion price equal to $1.00 per share and the note will automatically convert upon the filing of the audited financial statement for Nexalin by the Company.

Employees

We currently have 5 full time employees.

Transfer Agent

We have engaged VStock Transfer LLC as our stock transfer agent. VStock Transfer LLC is located at 18 Lafayette Place, Woodmere, NY 11598. Phone: (212) 828-8436.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES

The Company’s current executive offices are located at 1382 Valencia Ave., Suite F, Tustin, CA 92780.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Our agent for service of process in Nevada is Corporation Service Company, 2215-B Renaissance Drive, Las Vegas, Nevada.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

We are authorized to issue 100,000,000 shares of Common Stock, at a par value $0.0001 per share. The holders of Common Stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voting for the election of directors can elect all of the directors then up for election.

The holders of Common Stock are entitled to receive ratably such dividends when, as and if declared by the Board of Directors out of funds legally available therefore. In the event we have liquidation, dissolution or winding up, the holders of Common Stock are entitled to share ratably in all assets remaining which are available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the Common Stock. Holders of shares of Common Stock, as such, have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Common Stock.

Market Information

The Company’s Common Stock currently only trades on the Pink Sheets operated by OTC Markets Inc. under the symbol “LGYV”. Out share are very thinly traded, typically trading less than 100 shares in any trading day, and often not trading at all.

The following historical quotations obtained online at www.yahoo.com reflects the high and low bids for our Common Stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Fiscal Year Ended June 30, 2017

Quarter Ended	High $	Low $
June 30, 2017	$6	$6
March 31, 2017	$11	$11
December 31, 2016	$0.0179	$0.0179
September 30, 2016	$0.0104	$0.0145

Fiscal Year Ended June 30, 2016

Quarter Ended	High $	Low $
June 30, 2016	$0.0372	$0.0315
March 31, 2016	$1.56	$0.0821
December 31, 2015	$2.15	$1.13
September 30, 2015	$7.1436	$0.0014

On October 12, 2017, the last sales price per share of our common stock was $6.01 per share, which sale occurred on October 6, 2017 for an aggregate of 2 shares.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a “penny stock,” we may become subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by the Penny Stock Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Shareholders

As of October 16, 2016, there are 315,074 shares of Common Stock issued and outstanding held by 32 shareholders of record.

Dividend Policy

We have never paid any cash dividends and have no plans to do so in the foreseeable future. Our future dividend policy will be determined by our Board of Directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences and the restrictions that applicable laws and other arrangements then impose.

Securities Authorized for Issuance Under Equity Compensation Plans

There are 5,000,000 shares authorized for issuance under equity compensation plans, none of which have been issued.

Recent  Sales of Unregistered Securities

The following is a summary of transactions since our previous disclosure on our Form 10-Q filed with the Securities and Exchange Commission on May 15, 2017 involving sales of our securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Each offer and sale was exempt from registration under either Section 4(2) of the Securities Act or Rule 506 under Regulation D of the Securities Act because (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each investor was given the opportunity to ask questions and receive answers concerning the terms of and conditions of the offering and to obtain additional information; (iv) the investors represented that they were acquiring the securities for their own account and for investment; and (v) the securities were issued with restrictive legends.

The securities granted or sold under these agreements are unregistered and may only be resold or transferred if they later become registered or fall under an exemption to the Securities Act or applicable state laws. Our typical investor or grantee generally relies upon Rule 144 of the Securities Act, which, in addition to requiring several other conditions before resale may occur, requires that the securities issued be held for a minimum of six months.

ITEM 6. SELECTED FINANCIAL DATA

The Company, as a “smaller reporting company” (as defined by §229.10(f) (1)), is not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following plan of operation together with our financial statements and related notes appearing elsewhere in this annual report. This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Results of Operations for the Years Ended June 30, 2017 and 2016

During the year ended June 30, 2017, we generated gross revenues of $74,042. Total cost of sales was $50,665, resulting in gross profit of $23,377. Total operating expenses were $2,161,372, consisting of professional fees of $41,644, management fees of $2,119,194, and general expenses of $534. The expenses recorded for management fees consisted primarily of the fair value of shares of common stock issued to directors and consultants as compensation for services. The decrease in professional fee of $1,370,962 is primarily due to fair value of 500,000 share (500 post reverse split) issued to two directors during the year ended June 30, 2016 which was not the case in the current year. The increase in management fee of $1,966,911 is primarily due to fair value of 35,562,000 share (285,537 post reverse split) issued to CEO during the year ended June 30, 2017 which was not the case in the prior year. The decrease in general expense of $116,731 was due to deconsolidation of RM Fresh.

In addition, during the fiscal year ended June 30, 2017, $933 in interest and bank charges. We also recorded gains of $84,021 due to loss of control in subsidy and of $22,987 for forgiveness of a loan. Our net loss for the year ended June 30, 2017 was $2,031,920.

By comparison, during the fiscal year ended June 30, 2016, we generated gross revenues of $200,265. Total cost of sales was $126,819, resulting in gross profit of $73,446. We incurred professional fees of $1,412,606, management fees of $152,283, and general expenses of $117,265.

In addition, during the fiscal year ended June 30, 2016, we recorded an expense of $2,101,785 for impairment of goodwill and intangible assets, $8,694 in interest and bank charges, and amortization expense of $70,350. We also recorded gains of $17,974 for forgiveness of a loan and a $22,965 positive translation adjustment. Our net loss for the year ended June 30, 2016 was $3,771,563.

Our results of operations for the fiscal year ended June 30, 2016 and upto August 31, 2016 reflect our food and beverage business as conducted through RM Fresh. Going forward, and as a result of the dilution of our ownership in RM Fresh and the related transactions discussed above, we expect that our revenues and expenses will decrease materially.

Liquidity and Capital Resources

As of June 30, 2017, we had current assets in the amount of $89, consisting of cash in the amount of $89. As of June 30, 2017, we had current liabilities in the amount of $16,541. These consisted of accounts payable in the amount of $16,541. Our working capital deficit as of June 30, 2017 was therefore $16,452. As of June 30, 2017, we had no long term liabilities.

During the year ended June 30, 2017, operating activities used a net $33,965 in cash, investing activities provided $Nil in cash, and financing activities provided $31,061 in cash.

We have experienced net losses from inception and will be dependent upon the receipt of capital investment or other financing to fund our ongoing operations and continued existence. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to us, in which case we may be unable to meet our ongoing obligations.

Off Balance Sheet Arrangements

As of June 30, 2017, there were no off balance sheet arrangements.

Going Concern

We have experienced net losses since inception and had an accumulated deficit of $5,911,256 as of June 30, 2017 and have not been able to generate revenues sufficient to become cash flow positive. Our ability to continue operations during the next 12 months and beyond will be contingent upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

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

Basis of Presentation and Consolidation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in United States dollars (“USD”). The Company’s fiscal year-end is June 30. The parent Company’s functional currency is US dollar and for subsidiary Canadian (“CDN”) dollar. The Company’s reporting currency is U.S. dollar. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary RM Fresh, Inc. upto August 31, 2016 (date of loss of control). All inter-company transactions and balances have been eliminated in preparing the consolidated financial statements.

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

Foreign Currency Translation

The parent Company’s functional currency is US dollar and subsidiary’s functional currency is Canadian (“CDN”) dollar. The Company’s reporting currency is U.S. dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year. In translating the financial statements of the Company’s subsidiary from their functional currency into the Company’s reporting currency of US dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date for monetary items and using the historical rate on the date of the transaction for non-monetary items, and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. The translation gains and losses resulting from the changes in exchange rates are reported in accumulated other comprehensive gain (loss).

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LEGACY VENTURES INTERNATIONAL, INC.

Financial Statements

LEGACY VENTURES INTERNATIONAL INC.

For the Year Ended June 30, 2017

LEGACY VENTURES INTERNATIONAL INC.

For the Years Ended June 30, 2017 and 2016

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

Email: sohail.raza@srco.ca

www.srco.ca

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Legacy Ventures International Inc.

We have audited the accompanying balance sheets of Legacy Ventures International Inc. (the “Company”) as of June 30, 2017 and 2016, and the related statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended June 30, 2017. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2017 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Richmond Hill, Canada October 16, 2017	/s/ SRCO Professional Corporation CHARTERED PROFESSIONAL ACCOUNTANTS Authorized to practise public accounting by the Chartered Professional Accountants of Ontario

LEGACY VENTURES INTERNATIONAL INC.

BALANCE SHEETS

	As at	As at
	June 30, 2017	June 30, 2016
	$	$
CURRENT ASSETS
Cash	89	2,993
Accounts and other receivable, net of allowance (Notes 4 & 5)	—	264,880
Inventories	—	78,891
Harmonized sales tax recoverable	—	24,071
Total current assets	89	370,835
TOTAL ASSETS	89	370,835

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued liabilities (Notes 4 & 6)	16,541	326,476
Due to stockholders (Notes 4 & 7)	—	19,455
Due to related parties (Notes 4 & 11)	—	60,145
Notes payable (Note 8)	—	51,794
Total current liabilities	16,541	457,870
TOTAL LIABILITIES	16,541	457,870

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no share issued and outstanding as at June 30, 2017 and June 30, 2016 (Note 10)	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 315,064 common shares issued and outstanding as at June 30, 2017 (June 30, 2016 - 29,527 common shares) (Note 10)	32	3
Additional paid-in-capital	5,894,772	3,769,431
Accumulated other comprehensive loss (Note 4)	—	22,867
Accumulated deficit	(5,911,256)	(3,879,336)
Total stockholders’ deficiency	(16,452)	(87,035)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	89	370,835

Going concern (Note 2)

Subsequent events (Note 13)

See accompanying notes

LEGACY VENTURES INTERNATIONAL INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended June 30, 2017	Year ended June 30, 2016
	$	$

REVENUE	74,042	200,265

COST OF SALES	50,665	126,819
GROSS PROFIT	23,377	73,446

OPERATING EXPENSES
Professional fees	41,644	1,412,606
Management fees (Notes 4 & 11)	2,119,194	152,283
General expenses	534	117,265

TOTAL OPERATING LOSS	(2,137,995)	(1,608,708)

OTHER (INCOME) EXPENSES
Net gain due to loss of control in subsidiary (Note 4)	(84,021)	—
Impairment of goodwill (Note 4)	—	2,101,785
Interest and bank charges	933	8,694
Amortization expense (Note 4)	—	70,350
Forgiveness of loan (Note 9)	(22,987)	(17,974)

NET LOSS BEFORE INCOME TAXES	(2,031,920)	(3,771,563)
Income taxes (Note 12)	—	—

NET LOSS	(2,031,920)	(3,771,563)

Translation adjustment	—	22,965

COMPREHENSIVE LOSS	(2,031,920)	(3,748,598)

LOSS PER SHARE, BASIC AND DILUTED	(22.63)	(108.27)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	89,779	34,835

See accompanying notes

LEGACY VENTURES INTERNATIONAL INC.

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

					Accumulated
			Additional		other
	Common stock *		paid in	Accumulated	comprehensive
	Shares	Amount	capital	Deficit	loss	Total
		$	$	$	$	$

As at June 30, 2015	51,800	5	68,078	(107,773)	(98)	(39,788)

Issuance of shares for Services	1,185	—	1,191,351	—	—	1,191,351
Issuance of shares on acquisition	2,000	—	2,180,000	—	—	2,180,000
Issuance of shares on conversion of notes	180	—	182,580	—	—	182,580
Private Placements	162	—	150,000	—	—	150,000
Cancellation of shares	(25,800)	(2)	(2,578)	—	—	(2,580)
Loss for the year	—	—	—	(3,771,563)	—	(3,771,563)
Cumulative translation adjustment	—	—	—	—	22,965	22,965

As at June 30, 2016	29,527	3	3,769,431	(3,879,336)	22,867	(87,035)

Issuance of shares for services	285,537	29	2,105,341	—	—	2,105,370

Issuance of notes payable	—	—	20,000	—	—	20,000

Transferred to statement of operations due to loss of control (Note 4)	—	—	—	—	(22,867)	(22,867)

Loss for the year	—	—	—	(2,031,920)	—	(2,031,920)

As at June 30, 2017	315,064	32	5,894,772	(5,911,256)	—	(16,452)

* Number of shares have been adjusted retroactively for the reverse split as explained in Note 10 to the financial statements.

See accompanying notes

LEGACY VENTURES INTERNATIONAL INC.

STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	June 30, 2017	June 30, 2016
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	(2,031,920)	(3,771,563)

Adjustments to reconcile net loss to net cash used in operations:
Net gain due to loss of control in subsidiary	(84,021)	—
Impairment of goodwill	—	2,101,785
Issuance of shares for services	2,105,370	1,197,117
Amortization expense	—	70,350
Provision for bad debts	—	48,943
Forgiveness of loan	(22,987)	(17,974)

Changes in operating assets and liabilities:
Accounts receivable	—	(216,838)
Inventories	—	(50,074)
Harmonized sales tax recoverable	—	(21,476)
Prepaid expenses	—	1,961
Due to related parties	—	58,598
Accounts payable and accrued liabilities	(407)	366,664

Net cash used in operating activities	(33,965)	(232,507)

INVESTING ACTIVITIES
Cash acquired on acquisition	—	3,671
Net cash provided by investing activities	—	3,671

CASH FLOWS FROM FINANCING ACTIVITIES
Due to stockholders	31,061	(17,245)
Proceeds from issuance of common stock	—	150,000
Proceeds from issuance of notes payable	—	205,794
Net cash provided by financing activities	31,061	338,549

Net increase in cash during the year	(2,904)	109,713

Effect of foreign currency translation	—	(110,100)

Cash, beginning of the year	2,993	3,380
Cash, end of the year	89	2,993

See accompanying notes

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Financial Statements

As at June 30, 2017

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

2. GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the current year, the Company has incurred recurring losses from operations and as at June 30, 2017 has a working capital deficiency of $16,452, and accumulated deficit of $5,911,256 which has primarily arisen from a non-cash goodwill impairment charge during the year ended June 30, 2016. Further, as explained in Note 1, on August 31, 2016, the Company’s ownership percentage of RM Fresh has been reduced to 20%. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the financial statements. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Financial Statements

As at June 30, 2017

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in United States dollars (“USD”).

The Company’s fiscal year-end is June 30. The parent Company’s functional currency is US dollar and the Company’s reporting currency is U.S. dollar.

The financial statements of the Company as at, June 30, 2017, do not include the assets and liabilities of RM Fresh, which is no longer a wholly-owned subsidiary effective August 31, 2016, as described in Note 4.

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

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Financial Statements

As at June 30, 2017

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

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at June 30, 2017 and June 30, 2016.

Foreign Currency Translation

The Company’s functional currency is US dollar and subsidiary’s functional currency is Canadian (“CDN”) dollar. The Company’s reporting currency is U.S. dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year. In translating the financial statements of the Company’s subsidiary from their functional currency into the Company’s reporting currency of US dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date for monetary items and using the historical rate on the date of the transaction for non-monetary items, and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. The translation gains and losses resulting from the changes in exchange rates are reported in accumulated other comprehensive gain (loss).

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Financial Statements

As at June 30, 2017

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

Notes to the Financial Statements

As at June 30, 2017

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset or asset group, discounted at a rate commensurate with the risk involved. The Company has assessed its long-lived assets and as of June 30, 2016 has determined that there is an impairment of intangible assets amounting to $2,101,785 (June 30, 2017 – Nil) as explained in Note 4.

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

Notes to the Financial Statements

As at June 30, 2017

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

In March 2016, the Company adopted the accounting pronouncement issued by the FASB to update guidance on how companies account for certain aspects of share-based payments to employees. This pronouncement is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. This guidance requires all income tax effects of awards to be recognized in the statements of operations when the awards vest or are settled and changes the presentation of excess tax benefits on the statement of cash flows. The Company adopted these provisions on a prospective basis. In addition, this pronouncement changes guidance on: (a) accounting for forfeitures of share-based awards and (b) employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation. The adoption of this pronouncement did not have a material impact on the Company’s financial position and/or results of operations

In February 2016, an accounting pronouncement was issued by the FASB to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to current accounting guidance. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption is required to be applied on a modified retrospective basis for each prior reporting period presented. The Company has not yet determined the effect that the adoption of this pronouncement may have on the financial position and/or results of operations.

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

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Financial Statements

As at June 30, 2017

4. BUSINESS ACQUISITION AND SUBSEQUENT LOSS OF CONTROL

Business Acquisition:

On September 30, 2015 (the “Closing”), the Company entered into a Share Exchange Agreement (the “Agreement”) with and among RM Fresh and its shareholders. Pursuant to the Agreement, the Company acquired 100% of the issued and outstanding shares of RM Fresh in exchange for the issuance of 2,000,000 shares of the Company’s common stock. As a result of this transaction, RM Fresh became a wholly owned subsidiary of the Company and the former shareholders of RM Fresh owned approximately 7% of the Company’s shares of common stock. This acquisition was accounted for using the acquisition method of accounting. The purchase consideration of 2,000,000 shares of the Company’s common stock were fair valued at $2,180,000. Amortization expense of $70,350 on acquired intangible assets were recorded for the year ended June 30, 2016. As at June 30, 2016, the remaining carrying value of intangibles including goodwill amounting in total to $2,101,785 were impaired since the carrying value was less than the fair value.

Loss of Control:

On August 31, 2016, the Company entered into a group of transactions related to RM Fresh. In order to fund the ongoing operation and further development of RM Fresh, the Company consented to new third party investments into RM Fresh in the approximate total amount of $175,000, made in the form of cash and retirement of indebtedness owed by RM Fresh, reducing the Company’s ownership percentage of RM Fresh to twenty percent (20%) and is thus accounted for as an available for sale investment. As a result, the financial statements of the Company as at, December 31, 2016, do not include the assets and liabilities of RM Fresh, which is no longer a wholly-owned subsidiary effective August 31, 2016, while the balance sheet as at June 30, 2016 is and contains the accounts of RM Fresh. The statement of operations of the Company includes the results of the operations of RM Fresh up to August 31, 2016, which is the effective date of change in control, due to loss of control in RM Fresh and consequent de-consolidation. The fair value of the assets and liabilities as at August 31, 2016 and the carrying value of the investments, which resulted in the Company recording a gain of $61,154 in the statement of operations, is as follows:

Fair value as at August 31, 2016
Cash	12,720
Accounts receivable	250,203
Inventories	78,891
Harmonized sales tax recoverable	24,071
Total assets	365,885

Accounts payable	307,571
Due to stockholders	7,529
Due to related parties	60,145
Notes payable	51,794
Total liabilities	427,039
Net liabilities	61,154

Purchase consideration value of investments in RM Fresh shares on date of acquisition	2,180,000
Impairment recorded until June 30, 2016	(2,180,000)
Carrying value of investments in RM Fresh shares on date of change in control	-
Gain on date of change in control due to deconsolidation of net liabilities of RM Fresh	61,154

The Company recognized net gain due to loss of control of $84,021 comprising of $61,154 as explained above and $22,867 being translation adjustment. Management has concluded that the entire available for sale investment in RM Fresh is impaired and hence the investment is written off.

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Financial Statements

As at June 30, 2017

5. ACCOUNTS AND OTHER RECEIVABLE

Accounts and other receivables as at June 30, 2017 are nil. Accounts and other receivables as at June 30, 2016 represent trade accounts receivable of $130,343, net of allowance of $48,943, and other receivable of $134,537. Other receivable relates to a distributor listing fee recoverable from a supplier under an arrangement with the Company. All these balances related to RM Fresh.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as at June 30, 2017 include accrued liabilities amounting to $13,000 ($264,875 as at June 30, 2016).

7. DUE TO STOCKHOLDERS

Amount due to stockholders were unsecured, interest free and were repayable on demand.

8. NOTES PAYABLE

On August 21, 2015 the Company issued $180,000 convertible notes payable bearing interest at 10% p.a. repayable on February 21, 2017. The principal amount and accrued interest were convertible into common stock of the Company at the option of the holder at any time from the date of issuance at $1. The Company concluded that there is no beneficial conversion feature determined in accordance with the guidance provided in ASC 470. Accordingly, these notes were recognized as liability at the time of issuance. On September 30, 2015 all the Holders exercised their right to convert the outstanding principal amount of these notes, into the Company’s common stock at a price of $1.00 per stock (Note 10).

Outstanding notes payable of $51,794 on June 30, 2016 represents unsecured promissory notes amounting to $26,000 and $25,794 issued on April 1, 2015 and March 4, 2016, respectively bearing interest at 20% and 12% per annum, respectively, repayable within a year from issuance date. Interest accrued on these notes during the year ended June 30, 2016 amounted to $6,218. As explained in Note 4, as a result of loss of control, these notes were deconsolidated.

On June 28, 2017 the Company issued $20,000 of unsecured convertible promissory notes (“Notes”) against the balance Due to Shareholders. The Notes mature on February 28, 2018 and bear interest at a rate of 8% per annum. The Notes are convertible into the Common Stock of the Company at a fixed conversion rate of $0.75 per share at any time prior to the maturity date. The Company evaluated the terms and conditions of the Notes under the guidance of ASC 815, Derivatives and Hedging. The conversion feature met the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a limitation on the number of shares issuable under the arrangement. The instrument was convertible into a fixed number of shares and there were no down round protection features contained in the contracts. The Company was required to consider whether the hybrid contracts embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount resulted in a BCF because the fair value of the conversion was greater than the Company’s stock price on the date of issuance and a BCF was recorded in the amount of $20,000 and accordingly the amount of $20,000 was credited to Additional Paid in Capital. The BCF which represents debt discount is accreted over the life of the loan using the effective interest rate. For the year ended June 30, 2017, the Company recorded no interest expense related to debt discount.

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Financial Statements

As at June 30, 2017

9. FORGIVENESS OF LOAN

During year ended June 30, 2016, loan amounting to $17,974 provided by a related party to RM Fresh before acquisition to meet the working capital requirements was forgiven in favour of the Company.

During year ended June 30, 2017, a loan amounting to $22,987 provided by a shareholder to meet the working capital requirements was forgiven in favour of the Company.

10. STOCKHOLDERS’ DEFICIENCY

COMMON STOCK - AUTHORIZED

As at June 30, 2017, the Company authorized to issue 10,000,000 of preferred stock, with a par value of $0.0001 and 100,000,000 shares of common stock, with a par value of $0.0001

COMMON STOCK - ISSUED AND OUTSTANDING

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

On September 30, 2015, the Company issued 2,000,000 (2,000 post reverse split) shares of common stock to the former stockholders of RM Fresh pursuant to Share Exchange Agreement. Further, the Principal stockholder of the Company agreed to cancel 25,800,000 (25,800 post reverse split) shares of common stock in accordance with the Cancellation Agreement.

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

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Financial Statements

As at June 30, 2017

10. STOCKHOLDERS’ EQUITY (DEFICIENCY) (continued)

On January 8, 2016 and March 31, 2016, the Company issued 250,000 (250 post reverse split) shares of common stock each (in totality 500 post reverse split) to two directors in connection with joining the board of directors. These shares were fair valued at $290,000 and $22,500 respectively, determined based on the market price on the date of issuance, and expensed during the year ended March 31, 2016.

On January 26, 2016, the Company issued 100,000 (100 post reverse split) shares of common stock to third parties in connection with providing consulting services. These shares were fair valued at $89,000, determined based on the market price on the date of issuance, and expensed during the year ended March 31, 2016.

On October 28, 2016, the Company issued 35,537,000 (35,537 post reverse split) shares of common stock to the CEO, as consideration for management services. These shares were fair valued at $355,370, determined based on the market price on the date of issuance, and recorded in the statement of operations as management fees during the year ended June 30, 2017.

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

On May 9, 2017, the Company issued 250,000 shares (post reverse split shares) of common stock to the CEO, as consideration for management services. These shares were fair valued at $1,750,000, determined based on the market price on the date of issuance, and recorded in the statement of operations as management fees during the year ended June 30, 2017

At June 30, 2017, there were 315,064 shares of common stock issued and outstanding of which 300,247 shares are restricted while 14,817 shares are unrestricted (June 30, 2016 – 29,527 shares of common stock - 15,247 shares restricted and 14,280 shares unrestricted).

The restricted shares have been issued to various parties through private placements, as start-up capital or as consideration for professional services. These restricted shares will be available for sale under Rule 144 of the Securities Act of 1933, as amended, when the conditions of Rule 144 have been met.

11.   RELATED PARTY TRANSACTIONS AND BALANCES

The Company’s transactions with related parties were, in the opinion of the management, carried out on normal commercial terms and in the ordinary course of the Company’s business.

Other than disclosed elsewhere in the financial statements, the other related party transaction is management fees of $Nil for the year ended June 30, 2017 (year ended 2016: $152,283) charged by entities owned by the shareholders of the Company for providing warehousing and other logistic services. Amounts owed to entities owned by the stockholders in respect of these services were $Nil as at June 30, 2017 (June 30, 2016: $60,145). Further as explained in note 10, management fee for year ended June 30, 2017 include $2,105,370 representing issuance of 35,537,000 shares of common stock (pre reverse split) and 250,000 shares of common stock (post reverse split) issued to the then CEO of the Company.

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Financial Statements

As at June 30, 2017

12. INCOME TAXES

Income taxes

The provision for income taxes differs from that computed at the corporate tax rate of approximately 39% for the year ended June 30, 2017 (computed tax rate for the year ended June 30, 2016 - 34%) as follows:

	2017	2016

Net Loss for the year	$2,031,920	$3,771,563
Expected Income Tax recovery	792,831	1,274,906
Tax effect of expenses not deductible for income tax	(779,737)	(1,107,901)
Change in valuation allowance	(13,094)	(167,005)
Deferred tax assets, net of valuation allowance	-	-

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

Net deferred tax assets consist of the following components as of June 30:

	2017	2016

Deferred Tax Assets – Non-current:
Tax effect of NOL Carryover	$247,799	$209,298
Less valuation allowance	(247,799)	(209,298)
Deferred tax assets, net of valuation allowance	-	-

At June 30, 2017 the Company had net operating loss carry forwards of approximately $635,382 (June 30, 2016: $601,824) that may be offset against future taxable income from the year 2018 to 2037. No tax benefit has been reported in the June 30, 2017 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

LEGACY VENTURES INTERNATIONAL INC.

Notes to the Financial Statements

As at June 30, 2017

13. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to October 13, 2017, the date the financial statements were issued, pursuant to the requirements of ASC Topic 855 and has determined the following significant subsequent event to report:

Name Change

On September 5, 2017, the Board of Directors of the Company (the “Board”) approved, and recommended to the Majority Stockholders that they approve the Name Change. On September 5, 2017, the Majority Stockholders approved the Action by written consent in lieu of a meeting, in accordance with Nevada law.

The Majority Stockholders authorized amending the Company’s Certificate of Incorporation, as amended, to change the name of the Company from Legacy Ventures International, Inc. to Nexalin Technology, Inc. (the “Name Change”).

The Company is in the process of completing legal formalities to amend the Certificate of Incorporation. The name change will take effect from the date these formalities.

Changes in Control of Registrant.

Effective from July 7, 2017, Randall Letcavage entered into a stock purchase agreement for the acquisition of an aggregate of 286,720 shares of Common Stock of the Company, representing approximately 91% of the issued and outstanding shares of Common Stock of the Company as of such date, from Rehan Saeed, the previous majority shareholder of the Company. The Purchase Agreement was fully executed and delivered, and the transaction consummated as of and at July 7, 2017. Consequently, Mr. Letcavage is now able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company.

In addition, on the Closing Date, Rehan Saeed resigned his positions as executive officers of the Company. On the Closing date, the Board appointed Randall Letcavage as a director, effective immediately.

Entry into a Material Definitive Agreement.

Effective September 11, 2017 (the “Closing Date”), Legacy Ventures International, Inc., (the “Company”) entered into that certain Share Exchange Agreement (the “Share Exchange Agreement”), dated as of September 1, 2017, by and among the Company, Nexalin Technology, Inc., a Nevada corporation (“Nexalin”) and shareholders of Nexalin holding a majority of the issued and outstanding shares of Nexalin common stock (the “Nexalin Shareholders”). Pursuant to the Share Exchange Agreement, the Company agreed to exchange the outstanding equity stock of Nexalin held by the Nexalin Shareholders for units (the “Units”) consisting of an aggregate of approximately 25,000,000 newly issued shares of the Common Stock, $0.001 par value, of the Company and warrants (the “Warrants”) to purchase an aggregate of approximately 25,000,000 newly issued shares of the Common Stock, $0.001 par value, of the Company. The warrants are two-year warrants exercisable at the end of one year for exercise prices between $1.50 and $1.75 per share, payable in cash. The warrants are must be promptly exercised, and subject to forfeiture if not so exercised, if the Company’s shares achieve a trading price of $3.00 or more for 30 consecutive days. At the Closing Date, the Company approved the issuance of approximately 15,500,000 shares of common stock to the Nexalin shareholders, together with warrants for the purchase of an additional 15,500,000 shares and reserved approximately 9,500,000 additional shares, together with the related warrants, for the issuance to remaining Nexalin shareholders who are expected to execute and deliver the Share Exchange Agreement, including approximately 1,100,000 shares and related warrants issuable immediately to consultants in connection with the transactions contemplated by the Share Exchange Agreement.

As a result of the Share Exchange Agreement and the other transactions contemplated thereunder, Nexalin is now a majority subsidiary of the Company.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ended June 30, 2017.

Item 9A. Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, has concluded that our disclosure controls and procedures are not effective at a reasonable assurance level based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive, principal accounting and principal financial officers, or persons performing similar functions, and effected by the our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Principal Financial Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, management used the framework in Internal Control - Integrated Framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the COSO- 2013 criteria. Based on the assessment performed, management believes that as of June 30, 2017, our internal control over financial reporting was not effective based upon the COSO-2013 criteria. Additionally, based on management’s assessment, we determined that there were material weaknesses in our internal control over financial reporting as of June 30, 2017.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

During the year ended June 30, 2017, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of October 16, 2017.

Name	Age	Office(s) held

Randall Letcavage		President, CEO, CFO, and Director
Mark White		COO

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Randall Letcavage – Chief Executive Officer, President, Chief Financial Officer and Chairman of the Board of Directors

Mr. Letcavage was named Chairman, President, Chief Executive Officer, and Chief Financial Officer of the Company on June 28, 2017. Mr. Letcavage has been the Chief Executive Officer of Nexalin since inception in 2010. Mr. Letcavage is also Chairman, President, Chief Executive Officer, and Chief Financial Officer of Premier Holding Corporation, since July 5, 2012. Prior to this he was employed as a consultant by Capital Finance LLC. He brings in excess of 25 years plus of business experience specializing in the financial markets and business consulting including biotech, green energy/clean technology. For the past 20 years Mr. Letcavage has been an investment banker widely recognized for individual achievements as well as his role of Founder, Officer and Director of the iCapital Group that includes iCapital Finance Inc, iCapital Advisory LLC and iCap Development LLC (A National “CDE” Community Development Entity – Certified by the U.S Treasury Department). Mr. Letcavage has also held executive positions, invested, and/or operated numerous businesses including related companies in life sciences, medical devices and green energy and power reduction – CEO of Ciralight Global Inc, CEO of Green Central Holdings, Consultant and one of the largest shareholders of publicly traded PRHL which operates The Power Company, American Illuminating and Energy Efficiency Experts (E3). Letcavage had been successful in many areas additionally providing capital to healthcare companies. Mr. Letcavage personally acted as an advisor to municipalities, including the Stare of New Jersey and its Economic Development Authority, and leading millions in industrial bond transactions, as well as New Market Tax Credits, while also advising the National Conference of Black Mayors (NCBM; over 800 members in these matters). Mr. Letcavage served as the Managing Director of NC Capital Markets and as Vice President of The National Capital Companies, Inc. (directing the daily operations of most of its subsidiaries). Mr. Letcavage was formerly the CEO and a majority owner of Capital Access Group. Prior to Capital Access, Mr. Letcavage founded and/or managed several asset management firms, including Valley Forge Capital Holdings and the Marshall Plan, LLC that directed and/or co-managed over $3 billion in assets with former renowned CALPERS (California Pension & Retirement Systems) Manager, Greta Marshall. Prior to Valley Forge, Mr. Letcavage founded Security America, Inc., an asset management firm based in Grosse Pointe, Michigan. Mr. Letcavage worked with Prudential-Bache running a Joint Venture ―High Net Worth Group (a/k/a Security American, Inc.).

Mark White

Chief Operating Officer

Mark has been a successful entrepreneur for 20 years; he specializes in the performance of service based companies. He has extensive experience in growth organizations and turnaround situations. He has had numerous successes building teams and implementing effective processes, with an emphasis on organizational development, financial stability and the quality and efficiency of services.

Mr. White has spent the last six years studying the Nexalin Technology in the patient and practitioner community. In 2010, Mr. White’s distribution company, iiCOM Strategic, became the first national distribution provider for Nexalin. His recent development of clinical models utilizing the Nexalin Therapy has positioned him as a provider of consulting aspects related to the use of Nexalin in clinical applications across the United States.

In January of 2012, Mr. White joined the Nexalin corporate team to oversee operations and the development of a successful clinical model. Mr. White is an experienced and well-respected trainer and presenter internationally on the subject of “Brain Based Health” and “Brain Based Recovery”. He is a thought leader in the application of brain stimulation and its ability to address mental health and addiction issues in the United States. Mr. White has also appeared on several prominent news and media shows speaking on Nexalin and electrical brain stimulation as a form of drug free treatment for various psychiatric disorders.

In addition to his considerable responsibilities with Nexalin, Mr. White is the Founder and Director of Unique Mind Care in Houston, TX, a clinical leader in the in the brain health arena focused on drug free treatments that utilize QEEG training technologies and various neurostimulation techniques.

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

When evaluating director nominees, our directors consider the following factors:

-	The appropriate size of our Board of Directors;
-	Our needs with respect to the particular talents and experience of our directors;
-	The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;
-	Experience in political affairs;
-	Experience with accounting rules and practices; and
-	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

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

Code of Ethics

As of June 30, 2017, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Compensation Discussion and Analysis

We presently do not have employment or compensation agreements with any of our named executive officers and have not established any overall system of executive compensation or any fixed policies regarding compensation of executive officers.

Summary Compensation Table

None

Narrative Disclosure to the Summary Compensation Table

We did not pay any compensation to our executive officers during the last two fiscal years.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

None

Director Compensation

None

Narrative Disclosure to the Director Compensation Table

None

Employment Agreements with Current Management

We do not currently have any employment agreements in place with any of our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our capital stock by each executive officer and director, by each person known by us to beneficially own more than 5% of any class of stock and by the executive officers and directors as a group. Percentage figures for beneficial ownership of common stock are based upon: ________ shares of common stock outstanding as of October 10, 2016.

Common Stock

Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of beneficial ownership
Randall Letcavage	286,720	91%
Total of All Current Directors and Officers:	286,720	91%

Other 5% Holders:

None

(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date.

The Company notes that effective September 11, 2017 (the “Closing Date”), the Company entered into the Share Exchange Agreement pursuant to an aggregate of approximately 25,000,000 newly issued shares of the Common Stock, $0.001 par value, of the Company and warrants (the “Warrants”) to purchase an aggregate of approximately 25,000,000 newly issued shares of the Common Stock, $0.001 par value, of the Company are issuable. At the Closing Date, the Company approved the issuance of approximately 15,500,000 shares of common stock to the Nexalin shareholders, together with warrants for the purchase of an additional 15,500,000 shares and reserved approximately 9,500,000 additional shares, together with the related warrants, for the issuance to remaining Nexalin shareholders who are expected to execute and deliver the Share Exchange Agreement, including approximately 2,100,000 shares and related warrants issuable immediately to consultants in connection with the transactions contemplated by the Share Exchange Agreement. These shares have not been issued yet by the Company.

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

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we do not believe that we currently have any independent directors.

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees billed for each of the last two fiscal years by the Company’s independent registered public accounting firm, SRCO Professional Corporation, in connection with the audit of the Company’s financial statements and other professional services rendered.

Year Ended:	Audit Services	Audit Related Fees	Tax Fees	Other Fees
June 30, 2017	$10,000	$4,000	$-	$-
June 30, 2016	$4,577	$6,866	$-	$-

Audit fees represent the professional services rendered for the audit of the Company’s annual financial statements and the review of the Company’s financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or other engagements. Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning. All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for the other categories.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit Number	Description
2.1	Share Exchange Agreement between the Company and RM Fresh Brands, Inc., dated September 30, 2015 (2)
2.2	Addendum No. 1 to Share Exchange Agreement between the Company and RM Fresh Brands, Inc., dated as of November 20, 2015 (3)
2.3	Share Exchange Agreement between the Company and Nexalin technology, Inc.., dated September 1, 2017 (5)
2.4	Form of Warrant (5)
3.1	Articles of Incorporation (1)
3.2	Certificate of Correction (1)
3.3	Bylaws (1)
10.1	Share Cancellation Agreement, dated September 30, 2015 (2)
10.2	Addendum No. 1 to Share Cancellation Agreement, dated as of November 20, 2015 (3)
10.3	Form of Executive Management Agreement, dated September 30, 2015 (2)
10.4	Shareholder Agreement(4)
10.5	Release(4)
10.6	Demand Promissory Note(4)
10.7	Assignment Agreement(4)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL).
	101.INS	XBRL Instance Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase
	101.LAB	XBRL Taxonomy Extension Label Linkbase
	101.DEF	XBRL Taxonomy Extension Definition Linkbase
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
	101.SCH	XBRL Taxonomy Extension Schema

(1)	Incorporated by reference to the registration statement on Form S-1 filed on September 30, 2014.
(2)	Incorporated by reference to the current report on Form 8-K filed on October 7, 2015.
(3)	Incorporated by reference to the quarterly report on Form 10-Q filed on November 23, 2015.
(4)	Incorporated by reference to the current report on Form 8-K filed on September 2, 2016.
(5)	Incorporated by reference to the current report on Form 8-K filed on September 15, 2017.
*	Provided herewith
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of October, 2017.

Legacy Ventures International, Inc. (Registrant)

By:	/s/ Randall Letcavage
Randall Letcavage

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Randall Letcavage	President and Chief Executive Officer	October 16, 2017
Randall Letcavage	(Principal Executive and Financial Officer)

