Form 10-Q
period 2017-09-30
LEGACY VENTURES INTERNATIONAL INC.
filed 2019-04-26
CIK 1616788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number 333-107179 & 000-51210

LEGACY VENTURES INTERNATIONAL, INC

(Exact name of registrant as specified in its charter)

Nevada	30-0826318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27 Baycliffe Rd. Markham, ON, L3R 7T9 (Address of principal executive offices) (Zip Code)

647-969-7383 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company", in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes []    No [X]

 As of April 26, 2019, there were 315,064 outstanding shares of the registrant's common stock, $0.0001 par value per share.

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Interim Condensed Financial Statements of the Company are prepared as of September 30, 2017.

CONTENTS

Interim Condensed Balance Sheets	4

Interim Condensed Statements of Operations and Comprehensive Income (Loss)	5

Interim Condensed Statements of Cash Flows	7

Notes to the Interim Condensed Financial Statements	8

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED BALANCE SHEETS (unaudited)

(Expressed in US dollars)

		September 30	June 30,
	Note	2017	2017
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents		$75	$89
Note receivable	5,9	500,000	-
Interest receivable	5,9	$1,041	-
Total current assets		501,116	89
Total assets		$501,116	$89
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities		$10,041	$16,541
Convertible notes	5	797	-
Interest payable	5	1,453	-
Advances from third parties	6	6,500	-
Total current liabilities		18,791	16,541
Total liabilities		18,791	16,541

Stockholders' deficit
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized:
Preferred Stock - no shares issued and outstanding September 30, 2017 and June 30, 2017	7	$-	$-
Common Stock, $0.0001 par value; 100,000,000 shares authorized:
Common Stock - 315,064 shares issued and outstanding September 30, 2017 and June 30, 2017	7	32	32
Additional paid in capital	5	6,394,771	5,894,772
Accumulated deficit		(5,912,478)	(5,911,256)
Total liabilities and stockholders' deficit		482,385	(16,452)
		$511,116	$89
Going concern	2
Subsequent events	9

See accompanying notes to the unaudited interim condensed financial statements

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (unaudited)

(Expressed in US dollars)

		For the three months ended September 30,
	Note	2017	2016

Revenues		$-	$74,042
Cost of sales			50,665
Gross profit			23,377
Operating expenses
Professional fees		-	17,419
Management fees		-	13,824
Other general and administration		-	(728)
Loss from operations			(7,138)
Other income (expenses)
Net gain due to loss of control in subsidiary	8	-	61,154
Interest income - Promissory note	5	1,041	-
Interest expense - Convertible notes	5	(1,453)	-
Accretion expense - convertible notes	5	(796)	-
Bank charges		(14)	(740)
Total other income (expenses)		(1,222)	60,414
Income (loss) before taxes		(1,222)	53,276
Income tax expense		-
Net comprehensive income (loss)		$(1,222)	$53,276

Net income (loss) per share - basic and diluted		$0.00	$0.00

Weighted average number of common shares outstanding - basic and diluted		315,064	29,527

See accompanying notes to the unaudited interim condensed financial statements

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED STATEMENT OF CASH FLOWS (unaudited)

(Expressed in US dollars)

	For the three months ended September 30
	2017	2016
Cash flow from operating activities
Net income (loss)	$(1,222)	$53,276
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Net gain due to loss of control in subsidiary	-	(61,154)
Accretion expense - Debt discount on convertible promissory note	4	-
Changes in non-cash operating assets and liabilities		-
Interest receivable - Promissory note	(1,041)	-
Interest payable - Convertible note	1,453	-
Accounts payable and accrued liabilities	(6,500)	4,469
Net cash used in operating activity	(6,514)	(3,409)
Cash flow from investing activity
Promissory note receivable	(500,000)	-
Net cash used in investing activities	(500,000)	-
Cash flow from financing activities
Proceeds from convertible note	500,000	-
Proceeds from third party advances	6,500	-
Due to shareholders	-	5,193
Net cash provided by financing activities	506,500	5,193
Increase (decrease) in cash and cash equivalents	(14)	1,784
Cash and cash equivalents, beginning of period	89	2,993
Cash and cash equivalents, end of period	$75	$4,777

Cash payments for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to the unaudited interim condensed financial statements

LEGACY VENTURES INTERNATIONAL, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Legacy Ventures International, Inc. (“Legacy” or the “Company”), was incorporated on March 4, 2014 under the laws of the State of Nevada. Since September 15, 2015, the Company operated through a wholly-owned subsidiary RM Fresh Brands Inc. (“RM Fresh”), who services food and beverage retailers and distributors who are looking for innovative, trend-setting products across North America and in international markets. With a focus on sustainable, category changing consumables, RM Fresh acquired the rights to distribute an extensive portfolio of highly desirable brands, including Boxed Water, Cleansify, Uncle Si’s Iced Tea, Chef 5-Minute Meals, Gurkha Cigars, Shimla Foods, Aloe Gloe and Arriba Horchata. Through a network of sub-distribution partners across Canada, RM Fresh provides national product distribution and brokerage services. RM Fresh has an emerging focus on the United States and Middle East through the establishment of sub-distribution partners.

On August 31, 2016, in order to fund the ongoing operation and further development of RM, the Company consented to new third party investments into RM in the approximate total amount of $175,000, made in the form of cash and retirement of indebtedness owed by RM. As result of these new investments into RM, our ownership percentage of the company was reduced to twenty percent (20%). In addition, the Company entered into a new Shareholder Agreement with RM, under which the shares in RM owned by the Company are subject to certain restrictions on transfer until such time as we declare a shareholder dividend of our RM shares following a going public transaction by RM, or in the alternative, for one (1) year after RM completes a going public transaction. Further, the Company disposed of an inter-company liability owed to us by RM in the amount of CDN$166,961.70. The liability was documented under a Demand Promissory Note issued to us by RM. The Company then assigned the note to an investor in RM in exchange for $3,000. Finally, the Company entered into a mutual Release agreement with RM. Under the Release, the Company released and discharged all liabilities owed to us by RM (with the exception of the Demand Promissory Note). RM in turn released us of all liabilities owing to RM and released us all ongoing contractual and financial responsibilities to RM, including our contractual obligation to further fund management fees or other expenses to be incurred by RM.

LEGACY VENTURES INTERNATIONAL, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

On June 28, 2017, Randall Letcavage entered into a stock purchase agreement for the acquisition of an aggregate of 286,720 shares of Common Stock of the Company, representing approximately 91% of the issued and outstanding shares of Common Stock of the Company as of such date, from Rehan Saeed, the previous majority shareholder of the Company (the “Purchase Agreement”). The Purchase Agreements were fully executed and delivered, and the transaction consummated as of and at July 7, 2017. Consequently, Mr. Letcavage was able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of the Company.

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

On June 6, 2018, the Company reported that Matthew Milonas entered into an agreement for the acquisition of an aggregate of 286,720 shares of Common Stock of the Company, representing approximately 91% of the issued and outstanding shares of Common Stock of the Company (the “Shares”) as of such date, from Randall Letcavage, the majority shareholder of the Company (the “Agreement”). However, Mr. Milonas claims that he did not fully execute and deliver the Agreement and has disclaimed ownership of the subject shares. Mr. Letcavage will not contest Mr. Milonas’ claims and as a result, Mr. Letcavage’s ownership of the shares did not change as disclosed.

On August 9, 2018, Mr. Letcavage, as the holder of 91% of the outstanding shares of common stock of the Company, approved the appointment of Peter Sohn as the Chief Executive Officer and Chief Financial Officer and Director of the Company. Effective December 17, 2018, Mr. Sohn accepted the appointments as Chief Executive Officer and Chief Financial Officer and Director of the Company.

On December 17, 2018, Mr. Letcavage delivered to Peter Sohn an agreement for the acquisition by Mr. Sohn of the Shares from Mr. Letcavage, which agreement is dated August 9, 2018, but was delivered and deemed effective on December 17, 2018 (the “Agreement”). As a result Mr. Sohn is now able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of the Company.

LEGACY VENTURES INTERNATIONAL, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

Share Exchange Agreement and Subscriptions

Effective September 11, 2017 (the “Closing Date”), Legacy Ventures International, Inc., (the “Company”) entered into a certain Share Exchange Agreement (the “Share Exchange Agreement”), dated as of September 1, 2017, by and among the Company, Nexalin and shareholders of Nexalin holding a majority of the issued and outstanding shares of Nexalin common stock (the “Nexalin Shareholders”). Pursuant to the Share Exchange Agreement, the Company agreed to exchange the outstanding equity stock of Nexalin held by the Nexalin Shareholders for units (the “Units”) consisting of an aggregate of approximately 25,000,000 newly issued shares of the Common Stock, $0.001 par value, of the Company and warrants (the “Warrants”) to purchase an aggregate of approximately 25,000,000 newly issued shares of the Common Stock, $0.001 par value, of the Company. The warrants are two-year warrants exercisable at the end of one year for exercise prices between $1.50 and $1.75 per share, payable in cash. The warrants must be promptly exercised, and subject to forfeiture if not so exercised, if the Company’s shares achieve a trading price of $3.00 or more for 30 consecutive days. At the Closing Date, the Company approved the issuance of approximately 15,500,000 shares of common stock to the Nexalin shareholders, together with warrants for the purchase of an additional 15,500,000 shares and reserved approximately 9,500,000 additional shares, together with the related warrants, for the issuance to remaining Nexalin shareholders who are expected to execute and deliver the Share Exchange Agreement, including approximately 1,100,000 shares and related warrants issuable immediately to consultants in connection with the transactions contemplated by the Share Exchange Agreement. On September 15, 2017, Legacy Ventures International, Inc., (the “Company”), filed a Current Report on Form 8-K (the “09/15/17 Form 8K”) announcing that effective September 11, 2017 (the “Closing Date”), the Company, on the one hand, and Nexalin Technology, Inc., a Nevada corporation (“Nexalin”), and shareholders of Nexalin holding a majority of the issued and outstanding shares of Nexalin common stock (the “Nexalin Shareholders”), on the other hand, entered into a Share Exchange Agreement (the “Share Exchange Agreement”), dated as of September 1, 2017.  In the Share Exchange Agreement the Company agreed to issue units in exchange for all the outstanding equity stock of Nexalin held by the Nexalin Shareholders. The “Units” were to consist of an aggregate of approximately 25,000,000 newly issued shares of the Company’s Common Stock, $0.001 par value, and warrants (the “Warrants”) to purchase an aggregate of approximately 25,000,000 newly issued shares of the Company’s Common Stock, $0.001 par value.

On November 29, 2017, the Company filed an amendment to its 09/15/17 Form 8-K (the “11/29/17 Amended Form 8K”) announcing that the “Closing Date” as defined in the Share Exchange Agreement was September 30, 2017, and, further, that as of the date of the of the 11/29/17 Amended Form 8K, the holders of approximately 90% of the equity securities of Nexalin had exchanged their shares into shares of the Company’s Common Stock.

On December 26, 2017, the Company filed a Current Report on Form 8K (the “12/26/17 Form 8K”) announcing that on December 21, 2017, the Company’s sole officer and director, Randy Letcavage, who was at the time Nexalin’s sole officer and director, resigned all officer and director positions with the Company and Nexalin. It was also announced that Mark White was appointed as the Interim Chief Executive Officer and Interim Chief Financial Officer of both the Company and Nexalin. Finally, it was announced that Rick Morad was appointed as the sole director of the Company and Nexalin.

On February 1, 2018, the Company filed a Current Report on Form 8K (the “02/01/18 Form 8K”) announcing that Mark White was appointed as a Company director.

On February 28, 2018, the Company filed a Current Report on Form 8K (the “02/28/18 Form 8K”) wherein the Company filed (i) the Nexalin audited financial statements for the twelve months ended June 30, 2017 and 2016; (ii) the Nexalin unaudited financial statements for the three months ended September 30, 2017 and 2016; and (iii) the Nexalin unaudited condensed pro forma financial statements for the Company for the twelve months ended June 30, 2017 and as of and for the three months ended September 30, 2017.

On March 30, 2018, the Company filed a Current Report on Form 8K (the “03/30/18 Form 8K”) announcing the appointment of Dr. Benjamin V. Hue as a director of the Company.

LEGACY VENTURES INTERNATIONAL, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

Notwithstanding the disclosure made in the 09/15/17 Form 8K and the11/29/17 Amended Form 8K, the consummation of the acquisition of Nexalin was subject to a number of contractual conditions and legal requirements. These included:

(i)	all representations and warranties of the Company contained in the Share Exchange Agreement were to be true in all material respects;

(ii)	the Company was to have performed and complied in all material respects with all covenants and agreements required by the Share Purchase Agreement;

(iii)	the Company was to obtain all material consents, approvals and authorizations required to be obtained and make all filings required to be made by the Company for the authorization and consummation of the Share Purchase Agreement;

(iv)	Nexalin and the Nexalin Shareholders were to be given the opportunity to initiate and complete their legal, accounting and business due diligence of the Company and the results were to be satisfactory to Nexalin and the Nexalin Shareholders in their sole and absolute discretion;

(v)	the Units, which included the Company Common Stock and Warrants, were to be delivered to the Nexalin Shareholders within five (5) business days following the Closing of the Share Exchange Agreement. The Company was also required to take any and all action required under the various state securities laws in connection with the issuance of the Units.

Once new management and a new board of directors were in place, they conducted a review of the Company and the steps taken and to be taken to consummate the acquisition of Nexalin.  After the due diligence review was performed, including legal, accounting and business investigations of the Company, the new management and new board of directors became aware of a series of issues that put into question whether there had been or could be completion of the acquisition transaction and that put into issue whether past actions by the Company complied with applicable legal requirements and better business practice. After performing this due diligence  review, the new board of directors determined that many of the requirements of and pre-conditions to the Share Exchange Agreement were not completed and condition of the Company was not satisfactory to accomplish the objectives of the Share Exchange Agreement.

After careful consideration, the current management and board of directors believe that the previously announced share exchange, in fact, had not closed, and because of the many issues identified in its due diligence review, some of which cannot ever be satisfied or adequately remedied, it considers that the Share Exchange Agreement is null and void ab initio.

It is the opinion of current management and the current board of directors, based on the nullity of the Share Exchange Agreement, that Nexalin never was and is not now a wholly owned subsidiary of the Company.

LEGACY VENTURES INTERNATIONAL, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

NOTE 2 – GOING CONCERN AND BASIS OF PRESENTATION

The Company’s unaudited interim condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the current period, the Company has incurred recurring losses from operations and as at September 30, 2017 an accumulated deficit. Further, as explained in Note 1, on August 31, 2016, the Company’s ownership percentage of RM Fresh has been reduced to 20%. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. These conditions raise substantial doubt about our ability to continue as a going concern. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the interim condensed financial statements. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on Form 10-K for the year ended June 30, 2017.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  Operating results for the three months ended September 30, 2017, are not necessarily indicative of the results to be expected for the year ending June 30, 2018.  Notes to the interim condensed financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year 2017 as reported in Form 10-K have been omitted.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

SIGNIFICANT ACCOUNTING POLICIES

These unaudited condensed interim financial statements have been prepared on the same basis as the annual audited financial statements and should be read in conjunction with those annual audited financial statements filed on Form 10-K for the year ended June 30, 2017. In the opinion of management, these unaudited interim condensed financial statements reflect adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

The Company's significant accounting policies have not changed from the year ended June 30, 2017, except as described below.

CHANGE IN ACCOUNTING POLICY

The FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities From Equity (Topic 480) Derivatives and Hedging (Topic 815): Accounting for Certain Financial Instruments With Down Round Features II Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception, allows a financial instrument with a down-round feature to no longer automatically be classified as a liability solely based on the existence of the down-round provision. The update also means the instrument would not have to be accounted for as a derivative and be subject to an updated fair value measurement each reporting period.

On consideration of the above factors, the Company elected to early adopt ASU 2017-11 on July 1, 2017. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other organizations, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020.

LEGACY VENTURES INTERNATIONAL, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

The early adoption allows the Company to reduce the cost and complexity of updating the fair value measurement each reporting period and eliminate the unnecessary volatility in reported earnings created by the revaluation when the Company’s shares’ value changes.

The Company presented the change in accounting policy through the retrospective application of the new accounting principle to all prior periods, as described in ASU No. 250-10-45-5, Accounting Changes and Error Corrections. There was no impact on opening balances from adopting this standard.

Recently issued accounting pronouncements

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes," which requires that deferred tax liabilities and assets be classified on our Balance Sheets as noncurrent based on an analysis of each taxpaying component within a jurisdiction. ASU No. 2015-17 is effective for the fiscal year commencing after December 15, 2017. The Company does not anticipate that the adoption of ASU No. 2015-17 will have a material effect on the balance sheet or the results of operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 740): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017. ASU 2016-01 enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The Company is currently assessing the impact of ASU 2016-01.

NOTE 4 - BASIC AND DILUTED NET LOSS PER SHARE

The Company follows ASC Topic 260 to account for the earnings per share.  Basic earnings (loss) per common share ("EPS") calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents (if dilutive) outstanding.

NOTE 5 – PROMISSORY AND CONVERTIBLE NOTES

On September 11, 2017, the Company issued a Convertible Promissory Note ("Convertible Note") to an accredited investor.  The Convertible Note has an aggregate principal amount of $500,000, and is payable on September 11, 2018 (the "Maturity Date"), and bears an interest rate of 4% per annum.  The holder may convert the Convertible Note at any time up to the Maturity Date into shares of the Company's common stock at a conversion price equal to $1.00 per share.  The Company may prepay the Convertible Note prior to the Maturity Date and/or the date of conversion without penalty upon receiving the written consent of the holder.  As the conversion feature is not separable, it has been reflected on the balance sheet as at September 30, 2017.

On September 11, 2017, the Company received a Promissory Note payable ("Promissory Note") from Nexalin Technology, Inc.  The Promissory Note has an aggregate principal amount of $500,000 and is payable on December 31, 2017 (the "Maturity Date"), and bears an interest rate of 4% per annum.

The Convertible Note payable contains a beneficial conversion feature. As a result, the Company recognized a nominal value for the Convertible note, at the September 11, 2017 issuance date, the balance of which will be accreted to the face value at the effective interest rate. For the three months ended September 30, 2017, was $4. The difference between the nominal value ascribed to the Convertible Note on issuance and the face value was recorded in Additional Paid In Capital. Interest expense for the three months ended September 30, 2017 was $1,041.

On June 28, 2017 the Company issued $20,000 of unsecured convertible promissory notes (“Notes”). The Notes matured on June, 27, 2018, and bear interest at a rate of 8% per annum. The Notes are convertible into the Common Stock of the Company at a fixed conversion rate of $0.75 per share at any time prior to the maturity date. The Company evaluated the terms and conditions of the Notes under the guidance of ASC 815, Derivatives and Hedging. The conversion feature met the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a limitation on the number of shares issuable under the arrangement. The instrument was convertible into a fixed number of shares and there were no down round protection features contained in the contracts. The Company was required to consider whether the hybrid contracts embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount resulted in a BCF because the fair value of the conversion was greater than the Company’s stock price on the date of issuance and a BCF was recorded in the amount of $20,000 and accordingly the amount of $20,000 was credited to Additional Paid in Capital. The BCF which represents debt discount is accreted over the life of the loan using the effective interest rate. For the three months ended September 30, 2017, accretion expense and interest expense was $792 and $412, respectively.

LEGACY VENTURES INTERNATIONAL, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

NOTE 6 – RELATED PARTY ADVANCES AND BALANCES, AND ADVANCES FROM THIRD PARTIES

During the three month period ended September 30, 2017, the Company was advanced $6,500 by a third party, the funds were used to pay certain professional fees including auditors, and accountants. The Company is currently in the process of negotiating with the third party with respect to settlement of the amount advanced.

NOTE 7 - COMMON AND PREFERRED STOCK TRANSACTIONS

COMMON STOCK - AUTHORIZED

As at September 30, 2017, the Company was authorized to issue 10,000,000 of preferred stock, with a par value of $0.0001 and 100,000,000 of common stock, with a par value of $0.0001.

There were no common stock transactions in the period ended September 30, 2017.

NOTE 8 – LOSS OF CONTROL IN SUBSIDIARY COMPANY

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

LEGACY VENTURES INTERNATIONAL, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

Fair value as at August 31, 2016
Cash	$12,720
Accounts receivable	250,203
Inventories	78,891
Harmonized sales tax recoverable	24,071
Total assets	$365,885

Accounts payable	307,571
Due to stockholders	7,529
Due to related parties	60,145
Notes payable	51,794
Total liabilities	427,039
Net liabilities	$61,154

Purchase consideration value of investments in RM Fresh shares on date of acquisition	2,180,000
Impairment recorded until August 31, 2016	(2,180,000)
Carrying value of investments in RM Fresh shares on date of change in control	-

Gain on date of change in control due to deconsolidation of net liabilities of RM Fresh	$61,154

Management has concluded that the entire available for sale investment in RM Fresh is impaired and hence the investment is written off.

 NOTE 9 SUBSEQUENT EVENTS

Subsequent to September 30, 2017, on August 9, 2018, Mr. Letcavage, as the holder of 91% of the outstanding shares of common stock of the Company, approved the appointment of Peter Sohn as the Chief Executive Officer and Chief Financial Officer and Director of the Company. Effective December 17, 2018, Mr. Sohn accepted the appointments as Chief Executive Officer and Chief Financial Officer and Director of the Company.

Also on December 17, 2018, Mr. Letcavage delivered to Peter Sohn an agreement for the acquisition by Mr. Sohn of the Shares from Mr. Letcavage, which agreement is dated August 9, 2018, but was delivered and deemed effective on December 17, 2018 (the “Agreement”). As a result Mr. Sohn is now able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company.

Subsequent to September 30, 2017, the Company was advanced $50,000 by an arm’s length third party by way of a convertible promissory note.

Subsequent to September 30, 2017, on April 11, 2018, the Company determined that the promissory note receivable and the accrued interest thereon was impaired.  The promissory note receivable was assigned to an arm’s length accredited third party, for a nominal amount.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties.  We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements.  Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons.

Plan of Operation

Legacy Ventures International, Inc. (“Legacy” or the “Company”), was incorporated on March 4, 2014 under the laws of the State of Nevada. Since September 15, 2015, the Company operated through a wholly-owned subsidiary RM Fresh Brands Inc. (“RM Fresh”), who services food and beverage retailers and distributors who are looking for innovative, trend-setting products across North America and in international markets. With a focus on sustainable, category changing consumables, RM Fresh acquired the rights to distribute an extensive portfolio of highly desirable brands, including Boxed Water, Cleansify, Uncle Si’s Iced Tea, Chef 5-Minute Meals, Gurkha Cigars, Shimla Foods, Aloe Gloe and Arriba Horchata. Through a network of sub-distribution partners across Canada, RM Fresh provides national product distribution and brokerage services. RM Fresh has an emerging focus on the United States and Middle East through the establishment of sub-distribution partners.

On August 31, 2016, in order to fund the ongoing operation and further development of RM, the Company consented to new third party investments into RM in the approximate total amount of $175,000, made in the form of cash and retirement of indebtedness owed by RM. As result of these new investments into RM, our ownership percentage of the company was reduced to twenty percent (20%). In addition, the Company entered into a new Shareholder Agreement with RM, under which the shares in RM owned by the Company are subject to certain restrictions on transfer until such time as we declare a shareholder dividend of our RM shares following a going public transaction by RM, or in the alternative, for one (1) year after RM completes a going public transaction. Further, the Company disposed of an inter-company liability owed to us by RM in the amount of CDN$166,961.70. The liability was documented under a Demand Promissory Note issued to us by RM. The Company then assigned the note to an investor in RM in exchange for $3,000. Finally, the Company entered into a mutual Release agreement with RM. Under the Release, the Company released and discharged all liabilities owed to us by RM (with the exception of the Demand Promissory Note). RM in turn released us of all liabilities owing to RM and released us all ongoing contractual and financial responsibilities to RM, including our contractual obligation to further fund management fees or other expenses to be incurred by RM.

On June 28, 2017, Randall Letcavage entered into a stock purchase agreement for the acquisition of an aggregate of 286,720 shares of Common Stock of the Company, representing approximately 91% of the issued and outstanding shares of Common Stock of the Company as of such date, from Rehan Saeed, the previous majority shareholder of the Company (the “Purchase Agreement”). The Purchase Agreements were fully executed and delivered, and the transaction consummated as of and at July 7, 2017. Consequently, Mr. Letcavage was able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company.

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

On June 6, 2018, the Company reported that Matthew Milonas entered into an agreement for the acquisition of an aggregate of 286,720 shares of Common Stock of the Company, representing approximately 91% of the issued and outstanding shares of Common Stock of the Company (the “Shares”) as of such date, from Randall Letcavage, the majority shareholder of the Company (the “Agreement”). However, Mr. Milonas claims that he did not fully execute and deliver the Agreement and has disclaimed ownership of the subject shares. Mr. Letcavage will not contest Mr. Milonas’ claims and as a result, Mr. Letcavage’s ownership of the shares did not change as disclosed.

On August 9, 2018, Mr. Letcavage, as the holder of 91% of the outstanding shares of common stock of the Company, approved the appointment of Peter Sohn as the Chief Executive Officer and Chief Financial Officer and Director of the Company. Effective December 17, 2018, Mr. Sohn accepted the appointments as Chief Executive Officer and Chief Financial Officer and Director of the Company.

On December 17, 2018, Mr. Letcavage delivered to Peter Sohn an agreement for the acquisition by Mr. Sohn of the Shares from Mr. Letcavage, which agreement is dated August 9, 2018, but was delivered and deemed effective on December 17, 2018 (the “Agreement”). As a result Mr. Sohn is now able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company.

Share Exchange Agreement and Subscriptions

Effective September 11, 2017 (the “Closing Date”), Legacy Ventures International, Inc., (the “Company”) entered into a certain Share Exchange Agreement (the “Share Exchange Agreement”), dated as of September 1, 2017, by and among the Company, Nexalin and shareholders of Nexalin holding a majority of the issued and outstanding shares of Nexalin common stock (the “Nexalin Shareholders”). Pursuant to the Share Exchange Agreement, the Company agreed to exchange the outstanding equity stock of Nexalin held by the Nexalin Shareholders for units (the “Units”) consisting of an aggregate of approximately 25,000,000 newly issued shares of the Common Stock, $0.001 par value, of the Company and warrants (the “Warrants”) to purchase an aggregate of approximately 25,000,000 newly issued shares of the Common Stock, $0.001 par value, of the Company. The warrants are two-year warrants exercisable at the end of one year for exercise prices between $1.50 and $1.75 per share, payable in cash. The warrants must be promptly exercised, and subject to forfeiture if not so exercised, if the Company’s shares achieve a trading price of $3.00 or more for 30 consecutive days. At the Closing Date, the Company approved the issuance of approximately 15,500,000 shares of common stock to the Nexalin shareholders, together with warrants for the purchase of an additional 15,500,000 shares and reserved approximately 9,500,000 additional shares, together with the related warrants, for the issuance to remaining Nexalin shareholders who are expected to execute and deliver the Share Exchange Agreement, including approximately 1,100,000 shares and related warrants issuable immediately to consultants in connection with the transactions contemplated by the Share Exchange Agreement. On September 15, 2017, Legacy Ventures International, Inc., (the “Company”), filed a Current Report on Form 8-K (the “09/15/17 Form 8K”) announcing that effective September 11, 2017 (the “Closing Date”), the Company, on the one hand, and Nexalin Technology, Inc., a Nevada corporation (“Nexalin”), and shareholders of Nexalin holding a majority of the issued and outstanding shares of Nexalin common stock (the “Nexalin Shareholders”), on the other hand, entered into a Share Exchange Agreement (the “Share Exchange Agreement”), dated as of September 1, 2017.  In the Share Exchange Agreement the Company agreed to issue units in exchange for all the outstanding equity stock of Nexalin held by the Nexalin Shareholders. The “Units” were to consist of an aggregate of approximately 25,000,000 newly issued shares of the Company’s Common Stock, $0.001 par value, and warrants (the “Warrants”) to purchase an aggregate of approximately 25,000,000 newly issued shares of the Company’s Common Stock, $0.001 par value.

On November 29, 2017, the Company filed an amendment to its 09/15/17 Form 8-K (the “11/29/17 Amended Form 8K”) announcing that the “Closing Date” as defined in the Share Exchange Agreement was September 30, 2017, and, further, that as of the date of the of the 11/29/17 Amended Form 8K, the holders of approximately 90% of the equity securities of Nexalin had exchanged their shares into shares of the Company’s Common Stock.

On December 26, 2017, the Company filed a Current Report on Form 8K (the “12/26/17 Form 8K”) announcing that on December 21, 2017, the Company’s sole officer and director, Randy Letcavage, who was at the time Nexalin’s sole officer and director, resigned all officer and director positions with the Company and Nexalin. It was also announced that Mark White was appointed as the Interim Chief Executive Officer and Interim Chief Financial Officer of both the Company and Nexalin. Finally, it was announced that Rick Morad was appointed as the sole director of the Company and Nexalin.

On February 1, 2018, the Company filed a Current Report on Form 8K (the “02/01/18 Form 8K”) announcing that Mark White was appointed as a Company director.

On February 28, 2018, the Company filed a Current Report on Form 8K (the “02/28/18 Form 8K”) wherein the Company filed (i) the Nexalin audited financial statements for the twelve months ended June 30, 2017 and 2016; (ii) the Nexalin unaudited financial statements for the three months ended September 30, 2017 and 2016; and (iii) the Nexalin unaudited condensed pro forma financial statements for the Company for the twelve months ended June 30, 2017 and as of and for the three months ended September 30, 2017.

On March 30, 2018, the Company filed a Current Report on Form 8K (the “03/30/18 Form 8K”) announcing the appointment of Dr. Benjamin V. Hue as a director of the Company.

Notwithstanding the disclosure made in the 09/15/17 Form 8K and the11/29/17 Amended Form 8K, the consummation of the acquisition of Nexalin was subject to a number of contractual conditions and legal requirements. These included:

(i)	all representations and warranties of the Company contained in the Share Exchange Agreement were to be true in all material respects;

(ii)	the Company was to have performed and complied in all material respects with all covenants and agreements required by the Share Purchase Agreement;

(iii)	the Company was to obtain all material consents, approvals and authorizations required to be obtained and make all filings required to be made by the Company for the authorization and consummation of the Share Purchase Agreement;

(iv)	Nexalin and the Nexalin Shareholders were to be given the opportunity to initiate and complete their legal, accounting and business due diligence of the Company and the results were to be satisfactory to Nexalin and the Nexalin Shareholders in their sole and absolute discretion;

(v)	the Units, which included the Company Common Stock and Warrants, were to be delivered to the Nexalin Shareholders within five (5) business days following the Closing of the Share Exchange Agreement. The Company was also required to take any and all action required under the various state securities laws in connection with the issuance of the Units.

Once new management and a new board of directors were in place, they conducted a review of the Company and the steps taken and to be taken to consummate the acquisition of Nexalin.  After the due diligence review was performed, including legal, accounting and business investigations of the Company, the new management and new board of directors became aware of a series of issues that put into question whether there had been or could be completion of the acquisition transaction and that put into issue whether past actions by the Company complied with applicable legal requirements and better business practice. After performing this due diligence  review, the new board of directors determined that many of the requirements of and pre-conditions to the Share Exchange Agreement were not completed and condition of the Company was not satisfactory to accomplish the objectives of the Share Exchange Agreement.

After careful consideration, the current management and board of directors believe that the previously announced share exchange, in fact, had not closed, and because of the many issues identified in its due diligence review, some of which cannot ever be satisfied or adequately remedied, it considers that the Share Exchange Agreement is null and void ab initio.

It is the opinion of current management and the current board of directors, based on the nullity of the Share Exchange Agreement, that Nexalin never was and is not now a wholly owned subsidiary of the Company.

Liquidity and Capital Resources

As of September 30, 2017, the Company's primary source of liquidity consisted of $75 in cash and cash equivalents.  The Company financed its operations through a combination of short -term advances.

The Company has sustained net losses which have resulted in a total stockholders' deficit at September 30, 2017 and is currently experiencing a shortfall in operating capital which raises doubt about the Company's ability to continue as a going concern.  The Company anticipates a net loss for the year ending June 30, 2018 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company's ability to continue operations.

We may seek to secure additional debt or equity capital to finance substantial business development initiatives.  There is presently no agreement in place with any source of financing for the Company and there can be no assurance that the Company will be able to raise any additional funds, or that such funds will be available on acceptable terms.  Funds raised through future equity financing will likely be substantially dilutive to current shareholders.  Lack of additional funds will materially affect the Company and its business, and may cause the Company to cease operations.  Consequently, shareholders could incur a loss of their entire investment in the Company.

Net Cash Used in Operating Activities

During the three months ended September 30, 2017, cash used in operations was $6,514 and $3,409 for the three months ended September 30, 2016, respectively.  Cash used in operating activities was primarily the result of selling, general and administrative expenses offset by an increase in accounts payable and accrued liabilities.  In the three months ended September 30, 2016, the cash used in operating activities was largely due to the selling, net operations, largely offset by an increase in accounts payable and accrued liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities was $500,000 through the investment in a promissory note.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $506,500, primarily the result of the issuance of a Convertible note and short-term advances.  For the three months ended September 30, 2016, the Company received $5,193 in financing from shareholders.

Results of Operations

Revenues.  For the three months ended September 30, 2017, revenue and cost of sales was nil and $74,042 and $50,665 for the three months ended September 30, 2016, respectively. Results, for the three months ended September 30, 2016 include the results of RM.

Operating expenses.  Operating expenses for the three months ended September 30, 2017 was nil compared with $30,515 for the three months ended September 30, 2016.

Other Income (Expenses). Other expenses for the three months ended September 30, 2017 was $1,222 compared with other income of $60,414 for the three months ended September 30, 2016.  Included in this category is interest expense related to the convertible notes issued by the Company.  Additionally, the Company recognized interest income of $1,041 related to the receipt of a promissory note and interest expense related to the issuance of a convertible note. For the three months ended September 30, 2016, was a gain on the loss of control in a subsidiary company.

Net Income (Loss). Net loss for the three months ended September 30, 2017 was $1,222 compared to a net income of $53,276 for the three months ended September 30, 2016.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Personnel

The Company has no full-time employees, but utilizes other project-based contract personnel to carry out our business.  We utilize contract personnel on a continuous basis, primarily in connection with the filing of reports with the Securities and Exchange Commission which require a high level of specialization for one or more of the service components offered.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 4. Controls and Procedures.

The Securities and Exchange Commission defines the term "disclosure controls and procedures" to mean a Company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were ineffective due to a lack of segregation of duties,  due to limited administrative and financial personnel and related resources and as the Company only has one director.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the period ended September 30, 2017 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our properties, results of operations, or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

Item 1A. Risk Factors

Since we are a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 11, 2017, the Company issued a Convertible Promissory Note ("Convertible Note") to an accredited investor.  The Convertible Note has an aggregate principal amount of $500,000, and is payable on September 11, 2018 (the "Maturity Date"), and bears an interest rate of 4% per annum.  The holder may convert the Convertible Note at any time up to the Maturity Date into shares of the Company's common stock at a conversion price equal to $1.00 per share.  The Company may prepay the Convertible Note prior to the Maturity Date and/or the date of conversion without penalty upon receiving the written consent of the holder.

Subsequent to September 30, 2017, the promissory note receivable was assigned to an arm’s length accredited third party.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed with or incorporated by reference in this report:

Item No.	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.

*  filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACY VENTURES INTERNATIONAL, INC.
Date: April 26, 2019	By: /s/ Peter Sohn Name: Peter Sohn Title: Chief Financial Officer and Principal Executive Officer

