Form 10-Q
period 2017-12-31
LEGACY VENTURES INTERNATIONAL INC.
filed 2019-04-29
CIK 1616788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Yes []    No [X]

 As of April 29, 2019, there were 315,064 outstanding shares of the registrant's common stock, $0.0001 par value per share.

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Interim Condensed Financial Statements of the Company are prepared as of December 31, 2017.

CONTENTS

Interim Condensed Balance Sheets	4

Interim Condensed Statements of Operations and Comprehensive Loss	5

Interim Condensed Statements of Cash Flows	7

Notes to the Interim Condensed Financial Statements	8

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED BALANCE SHEETS (unaudited)

(Expressed in US dollars)

		December 31	June 30,
ASSETS	Note	2017	2017
Current assets
Cash		$60	$89
Note receivable	5,9	500,000
Interest receivable	5,9	6,082
Total current assets		506,142	89
Total assets		$506,142	$89
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities		$10,069	$16,541
Convertible notes	5	2,414	-
Interest payable	5	6,897	-
Advances from third parties	6	22,925	-
Total current liabilities		42,305	16,541
Total liabilities		42,305	16,541

Stockholders' equity (deficit)
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized:
Preferred Stock - no shares issued and outstanding December 31, 2017 and June 30, 2017	7	$-	$-
Common Stock, $0.0001 par value; 100,000,000 shares authorized:
Common Stock - 315,064 shares issued and outstanding December 31, 2017 and June 30, 2017	7	32	32
Additional paid in capital	5	6,394,771	5,894,772
Accumulated deficit		(5,930,966)	(5,911,256)
Total liabilities and stockholders' equity (deficit)		463,837	(16,452)
		$506,142	$89
Going concern	2
Subsequent events	9

See accompanying notes to the unaudited interim condensed financial statements

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(Expressed in US dollars)

		For the three months ended December 31,		For the six months ended December 31,
	Note	2017	2016	2017	2016
Revenues		$-	$-	$-	$74,042
Cost of sales					50,665
Gross profit					23,377
Operating expenses
Professional fees		15,620	19,438	15,620	36,857
Management fees	7	-	355,370	-	369,194
Other general and administration		833	261	833	(467)
Loss from operations		(16,453)	(375,069)	(16,453)	(382,207)
Other income (expenses)
Net gain due to loss of control in subsidiary	8	-	-	-	84,021
Interest income - Promissory note	5	5,041	-	6,082	-
Interest expense - convertible notes	5	(5,444)	-	(6,897)	-
Accretion expense - convertible notes	5	(1,617)	-	(2,413)	-
Bank charges		(15)	(58)	(29)	(798)
Total other income (expenses)		(2,035)	(58)	(3,257)	83,223
Income (loss) before taxes		(18,488)	(375,127)	(19,710)	(298,984)
Income tax expense		-	-	-	-
Net comprehensive loss		$(18,488)	$(375,127)	$(19,710)	$(298,984)

Net loss per share - basic and diluted	4	$(0.06)	$(6.87)	$(0.06)	$(7.10)

Weighted average number of common shares outstanding - basic and diluted		315,064	54,635	315,064	42,081

See accompanying notes to the unaudited interim condensed financial statements

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

(Expressed in US dollars)

	For the six months ended December 31,
	2017	2016
Cash flow used in operating activities
Net loss	$(19,710)	$(298,984)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Net gain due to loss of control in subsidiary	-	(84,021)
Issuance of shares for services	-	355,370
Accretion expense - Debt discount on convertible promissory note	2,413	-
Changes in non-cash operating assets and liabilities		-
Interest receivable - Promissory note	(6,082)	-
Interest payable - Convertible notes	6,897	-
Accounts payable and accrued liabilities	(6,472)	45
Net cash used in operating activities	(22,954)	(27,590)
Cash flow used in investing activities
Promissory note receivable	(500,000)	-
Net cash used in investing activities	(500,000)	-
Cash flow from financing activities
Proceeds from convertible note	500,000	-
Proceeds from third party advances	22,925	-
Due to shareholders	-	29,002
Net cash provided by financing activities	522,925	29,002
(Decrease) Increase in cash	(29)	1,412
Cash, beginning of period	89	2,993
Cash, end of period	$60	$4,405

Cash payments for:
Interest	$-	$-
Income taxes	$-	$-

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

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

NOTE 2 – GOING CONCERN AND BASIS OF PRESENTATION

The Company’s unaudited interim condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the current period, the Company has incurred recurring losses from operations and as at December 31, 2017 an accumulated deficit. Further, as explained in Note 1, on August 31, 2016, the Company’s ownership percentage of RM Fresh has been reduced to 20%. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. These conditions raise substantial doubt about our ability to continue as a going concern. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the interim condensed financial statements. The interim condensed financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on Form 10-K for the year ended June 30, 2017.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  Operating results for the three and six months ended December 31, 2017, are not necessarily indicative of the results to be expected for the year ending June 30, 2018.  Notes to the interim condensed financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year 2017 as reported in Form 10-K have been omitted.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 740): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017. ASU 2016-01 enhances the reporting model for financial instruments to provide users of interim condensed financial statements with more decision-useful information. The Company is currently assessing the impact of ASU 2016-01.

NOTE 4 - BASIC AND DILUTED NET LOSS PER SHARE

The Company follows ASC Topic 260 to account for the earnings (loss) per share.  Basic earnings (loss) per common share ("EPS") calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents (if dilutive) outstanding. All dilutive common share equivalents were anti-dilutive for the three and six months ended December 31, 2017 and 2016.

NOTE 5 – PROMISSORY AND CONVERTIBLE NOTES

On September 11, 2017, the Company issued a Convertible Promissory Note ("Convertible Note") to an accredited investor.  The Convertible Note has an aggregate principal amount of $500,000, and is payable on September 11, 2018 (the "Maturity Date"), and bears an interest rate of 4% per annum.  The holder may convert the Convertible Note at any time up to the Maturity Date into shares of the Company's common stock at a conversion price equal to $1.00 per share.  The Company may prepay the Convertible Note prior to the Maturity Date and/or the date of conversion without penalty upon receiving the written consent of the holder.  As the conversion feature is not separable, it has been reflected on the balance sheet as at December 31, 2017. Interest expense for the three and six months ended December 31, 2017, was $5,041 and $6,082, respectively.

On September 11, 2017, the Company received a Promissory Note payable ("Promissory Note") from Nexalin Technology, Inc.  The Promissory Note has an aggregate principal amount of $500,000 and is payable on December 31, 2017 (the "Maturity Date"), and bears an interest rate of 4% per annum. Interest income for the three and six months ended December 31, 2017 was $5,041 and $6,082, respectively. See note 9 for additional details.

The Convertible Note payable contains a beneficial conversion feature. As a result, the Company recognized a nominal value for the Convertible note, at the September 11, 2017 issuance date, the balance of which will be accreted to the face value at the effective interest rate. For the three and six months ended December 31, 2017, accretion expense was $86 and $90, respectively. The difference between the nominal value ascribed to the Convertible Note on issuance of $499,999, and the face value was recorded in Additional Paid In Capital. As at December 31, 2017, the carrying value of the Convertible Note was $91.

 On June 28, 2017 the Company issued $20,000 of unsecured convertible promissory notes (“Notes”). The Notes matured on June, 27, 2018, and bear interest at a rate of 8% per annum. The Notes are convertible into the Common Stock of the Company at a fixed conversion rate of $0.75 per share at any time prior to the maturity date. The Company evaluated the terms and conditions of the Notes under the guidance of ASC 815, Derivatives and Hedging. The conversion feature met the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a limitation on the number of shares issuable under the arrangement. The instrument was convertible into a fixed number of shares and there were no down round protection features contained in the contracts. The Company was required to consider whether the hybrid contracts embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount resulted in a BCF because the fair value of the conversion was greater than the Company’s stock price on the date of issuance and a BCF was recorded in the amount of $20,000 and accordingly the amount of $20,000 was credited to Additional Paid in Capital. The BCF which represents debt discount is accreted over the life of the loan using the effective interest rate. Accretion expense for the three and six months ended December 31, 2017, was $1,531 and $2,323, respectively. Interest expense for the three and six months ended December 31, 2017, was $403 and $815, respectively. As at December 31, 2017, the value of the notes were $2,323.

No amounts of principal and interest for the above mentioned notes have been paid to date.

LEGACY VENTURES INTERNATIONAL, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

NOTE 6 – RELATED PARTY ADVANCES AND BALANCES, AND ADVANCES FROM THIRD PARTIES

During the three and six month period ended December 31, 2017, the Company was advanced $16,425 and $22,925, respectively, by a third party, the funds were used to pay certain professional fees including auditors, and accountants. The Company is currently in the process of negotiating with the third party with respect to settlement of the amount advanced.

NOTE 7 - COMMON AND PREFERRED STOCK TRANSACTIONS

COMMON STOCK - AUTHORIZED

As at December 31, 2017, the Company was authorized to issue 10,000,000 of preferred stock, with a par value of $0.0001 and 100,000,000 of common stock, with a par value of $0.0001.

There were no common stock transactions in the period ended December 31, 2017.

On October 28, 2016, the Company issued 35,537 shares of common stock to the former CEO, as consideration for management services. These shares were fair valued at $355,370, determined based on the market price on the date of issuance, and recorded in the interim condensed statement of operations and comprehensive loss as management fees during the three and six months ended December 31, 2016.

On November 16, 2016, the Board of Directors and stockholders of the Company approved a 1:1000 reverse split. As a result, the issued and outstanding common stock of the Company decreased from 65,064,000 shares prior to the reverse split to 65,064 shares following the reverse split. Prior period amounts have been restated from the earliest period presented, to reflect the effect of the reverse split.

NOTE 8 – LOSS OF CONTROL IN SUBSIDIARY COMPANY

On August 31, 2016, the Company entered into a group of transactions related to RM Fresh. In order to fund the ongoing operation and further development of RM Fresh, the Company consented to new third party investments into RM Fresh in the approximate total amount of $175,000, made in the form of cash and retirement of indebtedness owed by RM Fresh, reducing the Company’s ownership percentage of RM Fresh to twenty percent (20%) and is thus accounted for as an available for sale investment. As a result, the unaudited interim condensed financial statements of the Company as at, December 31, 2016, do not include the assets and liabilities of RM Fresh, which is no longer a wholly-owned subsidiary effective August 31, 2016, while the balance sheet as at June 30, 2016 is consolidated and contains the accounts of RM Fresh. The interim condensed statement of operations and comprehensive loss of the Company includes the results of the operations of RM Fresh up to August 31, 2016, which is the effective date of change in control, due to loss of control in RM Fresh and consequent de-consolidation. The fair value of the assets and liabilities as at August 31, 2016 and the carrying value of the investments, which resulted in the Company recording a gain of $84,021 in the interim condensed statement of operations, is as follows:

LEGACY VENTURES INTERNATIONAL, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

Fair value as at August 31, 2016
Cash	$12,720
Accounts receivable	250,203
Inventories	78,891
Harmonized sales tax recoverable	24,071
Total assets	$365,885

Accounts payable	307,571
Due to stockholders	7,529
Due to related parties	60,145
Notes payable	51,794
Total liabilities	427,039
Net liabilities	61,154
Adjustment of cumulative translation reserve	22,867

Purchase consideration value of investments in RM Fresh shares on date of acquisition	2,180,000
Impairment recorded until August 31, 2016	(2,180,000)
Carrying value of investments in RM Fresh shares on date of change in control	-

Gain on date of change in control due to deconsolidation of net liabilities of RM Fresh	$84,021

Management has concluded that the entire available for sale investment in RM Fresh is impaired and hence the investment is written off.

 NOTE 9 - SUBSEQUENT EVENTS

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

Subsequent to December 31, 2017, the Company was advanced $50,000 by an arm’s length third party by way of a convertible promissory note.

Subsequent to December 31, 2017, on April 11, 2018, the Company determined that the promissory note receivable and the accrued interest thereon was impaired.  The promissory note receivable was assigned to an arm’s length accredited third party, for a nominal amount.

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

Liquidity and Capital Resources

As of December 31, 2017, the Company's primary source of liquidity consisted of $60 in cash.  The Company financed its operations through a combination of short -term advances.

The Company has sustained net losses which have resulted in a total stockholders' deficit at December 31, 2017 and is currently experiencing a shortfall in operating capital which raises doubt about the Company's ability to continue as a going concern.  The Company anticipates a net loss for the year ending June 30, 2018 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company's ability to continue operations.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $522,925, primarily the result of the issuance of a Convertible note and third-party advances.  For the six months ended December 31, 2016, the Company received $29,002 in financing from shareholders.

Results of Operations

Revenues.  For the three and six months ended December 31, 2017, revenue and cost of sales was nil and $nil and $74,042 and $50,665 for the three and six months ended December 31, 2016, respectively. Results, for the six months ended December 31, 2016, include the results of RM.

Operating expenses.  Operating expenses for the three and six months ended December 31, 2017 was $16,453 compared with $375,069 and $405,584 for the three and six months ended December 31, 2016, respectively.  Operating expenses in the current year periods were lower largely due to the management fees incurred in the 2016 periods.

Other Income (Expenses). Other expenses for the three and six months ended December 31, 2017 was $2,035, and $3,257 respectively, compared with other income (expense) of $(58), and $83,223 for the three and six months ended December 31, 2016.  Included in this category is interest expense related to promissory notes issued by the Company.  Additionally, the Company recognized interest income of $5,041 and $6,082, related to the receipt of a promissory note for the three and six months ended December 31, 2017. Interest expense of related to the issuance of a convertible notes was $5,444 and $6,897 for the three and six months ended December 31, 2017. For the six months ended December 31, 2016, there was a gain on the loss of control in a subsidiary company.

Net Income (Loss). Net loss for the three months ended December 31, 2017 was $18,488 compared to a net loss of $375,127 for the three months ended December 31, 2016. Net loss for the six months ended December 31, 2017 was $19,710 compared with a net loss of $298,984 for the six months ended December 31, 2016.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the period ended December 31, 2017 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Subsequent to December 31, 2017, the promissory note receivable was assigned to an arm’s length accredited third party, for a nominal amount.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed with or incorporated by reference in this report:

Item No.	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Peter Sohn..

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Peter Sohn..

101*	XBRL Report

*  filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACY VENTURES INTERNATIONAL, INC.
Date: April 29, 2019	By: /s/ Peter Sohn Name: Peter Sohn Title: Chief Financial Officer and Principal Executive Officer

