Form 10-Q
period 2018-03-31
LEGACY VENTURES INTERNATIONAL INC.
filed 2019-04-29
CIK 1616788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Interim Condensed Financial Statements of the Company are prepared as of March 31, 2018.

CONTENTS

Interim Condensed Balance Sheets	4

Interim Condensed Statements of Operations and Comprehensive Loss	5

Interim Condensed Statements of Cash Flows	7

Notes to the Interim Condensed Financial Statements	8

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED BALANCE SHEETS (unaudited)

(Expressed in US dollars)

		March 31	June 30,
ASSETS	Note	2018	2017
Current assets
Cash		$45	$89
Note receivable	5,9	500,000
Interest receivable	5,9	11,014
Total current assets		511,059	89
Total assets		$511,059	$89
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities		$16,598	$16,541
Convertible notes	5	8,525	-
Interest payable	5	12,224	-
Advances from third parties	6	22,925	-
Total current liabilities		60,272	16,541
Total liabilities		60,272	16,541

Stockholders' equity (deficit)
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized:
Preferred Stock - no shares issued and outstanding March 31, 2018 and June 30, 2017	7	$-	$-
Common Stock, $0.0001 par value; 100,000,000 shares authorized:
Common Stock - 315,064 shares issued and outstanding March 31, 2018 and June 30, 2017	7	32	32
Additional paid in capital	5	6,394,771	5,894,772
Accumulated deficit		(5,944,016)	(5,911,256)
Total liabilities and stockholders' equity (deficit)		450,787	(16,452)
		$511,059	$89
Going concern	2
Subsequent events	9

See accompanying notes to the unaudited interim condensed financial statements

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(Expressed in US dollars)

		For the three months ended March 31,		For the nine months ended March 31,
	Note	2018	2017	2018	2017
Revenues		$-	$-	$-	$74,042
Cost of sales					50,665
Gross profit					23,377
Operating expenses
Professional fees		5,695	4,285	21,315	41,142
Management fees		-	-	-	369,194
Other general and administration		834	93	1,667	(374)
Loss from operations		(6,529)	(4,378)	(22,982)	(386,585)
Other income (expenses)
Net gain due to loss of control in subsidiary	8	-	-	-	84,021
Interest income - Promissory note	5	4,932	-	11,014	-
Interest expense - convertible Notes	5	(5,327)	-	(12,224)	-
Accretion expense - convertible notes	5	(6,111)	-	(8,524)	-
Bank charges		(15)	(79)	(44)	(877)
Total other income (expenses)		(6,521)	(79)	(9,778)	83,144
Loss before taxes		(13,050)	(4,457)	(32,760)	(303,441)
Income tax expense		-	-	-	-
Net comprehensive income (loss)		$(13,049)	$(4,457)	$(32,760)	$(303,441)

Net loss per share - basic and diluted	8	$(0.04)	$(0.07)	$(0.10)	$(6.11)

Weighted average number of common shares outstanding - basic and diluted		315,064	65,064	315,064	49,630

See accompanying notes to the unaudited interim condensed financial statements

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

(Expressed in US dollars)

	For the nine months ended March 31,
	2018	2017
Cash flow used in operating activities
Net loss	$(32,760)	$(303,441)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Net gain due to loss of control in subsidiary	-	(84,021)
Issuance of shares for services	-	355,370
Accretion expense - Debt discount on convertible promissory notes	8,524	-
Changes in non-cash operating assets and liabilities		-
Interest receivable - Promissory note	(11,014)	-
Interest payable - Convertible note	12,224	-
Accounts payable and accrued liabilities	57	2,219
Net cash used in operating activities	(22,969)	(29,873)
Cash flow from investing activities
Promissory note receivable	(500,000)	-
Net cash used in investing activities	(500,000)	-
Cash flow from financing activities
Proceeds from convertible note	500,000	-
Proceeds from third party advances	22,925	-
Due to shareholders	-	34,257
Net cash provided by financing activities	522,925	34,257
(Decrease) increase in cash	(44)	4,384
Cash, beginning of period	89	2,993
Cash, end of period	$45	$7,377

Cash payments for:
Interest	$-	$-
Income taxes	$-	$-

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

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

NOTE 2 – GOING CONCERN AND BASIS OF PRESENTATION

The Company’s unaudited interim condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the current period, the Company has incurred recurring losses from operations and as at March 31, 2018 an accumulated deficit. Further, as explained in Note 1, on August 31, 2016, the Company’s ownership percentage of RM Fresh has been reduced to 20%. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. These conditions raise substantial doubt about our ability to continue as a going concern. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the interim condensed financial statements. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

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

NOTE 4 - BASIC AND DILUTED NET LOSS PER SHARE

The Company follows ASC Topic 260 to account for the loss per share.  Basic earnings (loss) per common share ("EPS") calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents (if dilutive) outstanding. All dilutive common share equivalents were anti-dilutive for the three and nine months ended March 31, 2018 and 2017.

NOTE 5 – PROMISSORY AND CONVERTIBLE NOTES

On September 11, 2017, the Company issued a Convertible Promissory Note ("Convertible Note") to an accredited investor.  The Convertible Note has an aggregate principal amount of $500,000, and is payable on September 11, 2018 (the "Maturity Date"), and bears an interest rate of 4% per annum.  The holder may convert the Convertible Note at any time up to the Maturity Date into shares of the Company's common stock at a conversion price equal to $1.00 per share.  The Company may prepay the Convertible Note prior to the Maturity Date and/or the date of conversion without penalty upon receiving the written consent of the holder.  As the conversion feature is not separable, it has been reflected on the interim condensed balance sheet as at September 30, 2017. Interest expense for the three and nine months ended March 31, 2018, was $4,932 and $11,014, respectively.

On September 11, 2017, the Company received a Promissory Note ("Promissory Note") from Nexalin Technology, Inc.  The Promissory Note has an aggregate principal amount of $500,000 and is payable on December 31, 2017 (the "Maturity Date"), and bears an interest rate of 4% per annum.  Interest income for the three and nine months ended March 31, 2018, was $4,932 and $11,014, respectively. See note 9 for additional details.

The Convertible Note payable contains a beneficial conversion feature. As a result, the Company recognized a nominal value for the Convertible note, at the September 11, 2017 issuance date, the balance of which will be accreted to the face value at the effective interest rate. Accretion expense for the three and nine months ended March 31, 2018, was $1,618 and $1,708, respectively. The difference between the nominal value ascribed to the Convertible Note on issuance of $499,999 and the face value was recorded in Additional Paid In Capital. As at March 31, 2018, the carrying value of the Convertible Note was $1,709.

 On June 28, 2017 the Company issued $20,000 of unsecured convertible promissory notes (“Notes”). The Notes matured on June, 27, 2018, and bear interest at a rate of 8% per annum. The Notes are convertible into the Common Stock of the Company at a fixed conversion rate of $0.75 per share at any time prior to the maturity date. The Company evaluated the terms and conditions of the Notes under the guidance of ASC 815, Derivatives and Hedging. The conversion feature met the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a limitation on the number of shares issuable under the arrangement. The instrument was convertible into a fixed number of shares and there were no down round protection features contained in the contracts. The Company was required to consider whether the hybrid contracts embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount resulted in a BCF because the fair value of the conversion was greater than the Company’s stock price on the date of issuance and a BCF was recorded in the amount of $20,000 and accordingly the amount of $20,000 was credited to Additional Paid in Capital. The BCF which represents debt discount is accreted over the life of the loan using the effective interest rate. Accretion expense for the three and nine months ended March 31, 2018, was $4,493 and $6,816, respectively. Interest expense for the three and nine months ended March 31, 2018, was $395 and $1,210, respectively. As at March 31, 2018, the carrying value of the notes were $6,816.

No amounts of principal and interest for the above mentioned notes have been paid to date.

LEGACY VENTURES INTERNATIONAL, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

NOTE 6 – RELATED PARTY ADVANCES AND BALANCES, AND ADVANCES FROM THIRD PARTIES

During the three and nine month period ended March 31, 2018, the Company was advanced $16,425 and $22,925, respectively, by a third party, the funds were used to pay certain professional fees including auditors, and accountants. The Company is currently in the process of negotiating with the third party with respect to settlement of the amount advanced.

NOTE 7 - COMMON AND PREFERRED STOCK TRANSACTIONS

COMMON STOCK - AUTHORIZED

As at March 31, 2018, the Company was authorized to issue 10,000,000 of preferred stock, with a par value of $0.0001 and 100,000,000 of common stock, with a par value of $0.0001.

There were no common stock transactions in the period ended December 31, 2017.

On October 28, 2016, the Company issued 35,537 shares of common stock to the former CEO, as consideration for management services. These shares were fair valued at $355,370, determined based on the market price on the date of issuance, and recorded in the interim condensed statement of operations and comprehensive loss as management fees during the three and nine months ended March 31, 2017.

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

NOTE 8 – LOSS OF CONTROL IN SUBSIDIARY COMPANY

On August 31, 2016, the Company entered into a group of transactions related to RM Fresh. In order to fund the ongoing operation and further development of RM Fresh, the Company consented to new third party investments into RM Fresh in the approximate total amount of $175,000, made in the form of cash and retirement of indebtedness owed by RM Fresh, reducing the Company’s ownership percentage of RM Fresh to twenty percent (20%) and is thus accounted for as an available for sale investment. As a result, the unaudited interim condensed financial statements of the Company as at, March 31, 2017, do not include the assets and liabilities of RM Fresh, which is no longer a wholly-owned subsidiary effective August 31, 2016, while the balance sheet as at June 30, 2016 is consolidated and contains the accounts of RM Fresh. The interim condensed statement of operations and comprehensive loss of the Company includes the results of the operations of RM Fresh up to August 31, 2016, which is the effective date of change in control, due to loss of control in RM Fresh and consequent de-consolidation. The fair value of the assets and liabilities as at August 31, 2016 and the carrying value of the investments, which resulted in the Company recording a gain of $84,012 in the interim condensed statement of operations, is as follows:

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

Subsequent to March 31, 2018, the Company was advanced $50,000 by an arm’s length third party by way of a convertible promissory note.

Subsequent to March 31, 2018, on April 11, 2018, the Company determined that the promissory note receivable and the accrued interest thereon was impaired.  The promissory note receivable was assigned to an arm’s length accredited third party, for a nominal amount.

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

Liquidity and Capital Resources

As of March 31, 2018, the Company's primary source of liquidity consisted of $45 in cash.  The Company financed its operations through a combination of short -term advances

The Company has sustained net losses which have resulted in a total stockholders' deficit at March 31, 2018, and is currently experiencing a shortfall in operating capital which raises doubt about the Company's ability to continue as a going concern.  The Company anticipates a net loss for the year ending June 30, 2018 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company's ability to continue operations.

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

Net Cash Used in Operating Activities

During the nine months ended March 31, 2018, cash used in operations was $22,969 and $29,873 for the nine months ended March 31, 2017, respectively.  Cash used in operating activities was primarily the result of selling, general and administrative expenses offset by an increase in accounts payable and accrued liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities was $500,000 through the investment in a promissory note.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $522,925, primarily the result of the issuance of a Convertible note and third party advances.  For the nine months ended March 31, 2017, the Company received $34,257 in financing from shareholders.

Results of Operations

Revenues.  For the three and nine months ended March 31, 2018, revenue and cost of sales was nil and $nil and $74,042 and $50,665 for the three and nine months ended March 31, 2017, respectively. Results, for the nine months ended March 31, 2017, include the results of RM.

Operating expenses.  Operating expenses for the three and nine months ended March 31, 2018 was $6,529 and $22,982, respectively, compared with $4,378 and $386,585 for the three and nine months ended March 31, 2017, respectively.  Operating expenses in the current year periods were lower largely due to the management fees incurred in the prior period.

Other Income (Expenses). Other expenses for the three and nine months ended March 31, 2018, was $6,521, and $9,778, respectively, compared with other income of $79, and $83,144 for the three and nine months ended March 31, 2017.  Included in this category is interest expense related to promissory notes issued by the Company.  For the nine months ended March 31, 2017, there was a gain on the loss of control in a subsidiary company.

Net Loss. Net loss for the three months ended March 31, 2018 was $13,050 compared to a net loss of $4,457 for the three months ended March 31, 2017. Net loss for the nine months ended March 31, 2018 was $32,760 compared with a net loss of $303,441 for the nine months ended March 31, 2017.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the period ended March 31, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Subsequent to March 31, 2018, the promissory note receivable was assigned to an arm’s length accredited third party, for a nominal amount.

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

