Form 10-K
period 2018-06-30
LEGACY VENTURES INTERNATIONAL INC.
filed 2019-05-09
CIK 1616788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended June 30, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ____ to ______

Commission File Number:  333-199040

Legacy Ventures International, Inc.

(Exact name of registrant as specified in its charter)

Nevada	30-0826318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27 Baycliffe Rd. Markham, ON, L3R 7T9

(Address of principal executive offices, including Zip Code)

647-969-7383

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

As  of March 31, 2018 (the last business day of the registrant’s most recently completed fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on the Pink Sheets Market) was approximately $500. Shares of the registrant’s common stock held by each executive officer and director and each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There  were a total of 315,064 shares of the registrant’s common stock outstanding as of May 8, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None.

1

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

On August 31, 2016, in order to fund the ongoing operation and further development of RM, the Company consented to new third party investments into RM in the approximate total amount of $175,000, made in the form of cash and retirement of indebtedness owed by RM. As result of these new investments into RM, the Company’s ownership percentage of the company was reduced to twenty percent (20%). In addition, the Company entered into a new Shareholder Agreement with RM, under which the shares in RM owned by the Company are subject to certain restrictions on transfer until such time as we declare a shareholder dividend of our RM shares following a going public transaction by RM, or in the alternative, for one (1) year after RM completes a going public transaction. Further, the Company disposed of an inter-company liability owed to the Company by RM in the amount of CDN$166,961.70. The liability was documented under a Demand Promissory Note issued to us by RM. The Company then assigned the note to an investor in RM in exchange for $3,000. Finally, the Company entered into a mutual Release agreement with RM. Under the Release, the Company released and discharged all liabilities owed to the Company by RM (with the exception of the Demand Promissory Note). RM in turn released the Company of all liabilities owing to RM and released the Company all ongoing contractual and financial responsibilities to RM, including our contractual obligation to further fund management fees or other expenses to be incurred by RM. The carrying value of the investment in RM Fresh was previously written down to $nil.

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

On August 9, 2018, Mr. Letcavage, as the holder of 91% of the outstanding shares of common stock of the Company, approved the appointment of Peter Sohn as the Chief Executive Officer and Chief Financial Officer and Director of the Company. Effective December 17, 2018, and Mr. Sohn accepted the appointments as Chief Executive Officer and Chief Financial Officer and Director of the Company.

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

Notwithstanding the disclosure made in the 09/15/17 Form 8K and the11/29/17 Amended Form 8K, the consummation of the acquisition of Nexalin was subject to a number of contractual conditions and legal requirements. These included:

(i)	all representations and warranties of the Company contained in the Share Exchange Agreement were to be true in all material respects;

(ii)	the Company was to have performed and complied in all material respects with all covenants and agreements required by the Share Purchase Agreement;

(iii)	the Company was to obtain all material consents, approvals and authorizations required to be obtained and make all filings required to be made by the Company for the authorization and consummation of the Share Purchase Agreement;

(iv)	Nexalin and the Nexalin Shareholders were to be given the opportunity to initiate and complete their legal, accounting and business due diligence of the Company and the results were to be satisfactory to Nexalin and the Nexalin Shareholders in their sole and absolute discretion;

(v)	the Units, which included the Company’s Common Stock and Warrants, were to be delivered to the Nexalin Shareholders within five (5) business days following the Closing of the Share Exchange Agreement. The Company was also required to take any and all action required under the various state securities laws in connection with the issuance of the Units.

Once new management and a new Board of Directors were in place, they conducted a review of the Company and the steps taken and to be taken to consummate the acquisition of Nexalin.  After the due diligence review was performed, including legal, accounting and business investigations of the Company, the new management and new Board of Directors became aware of a series of issues that put into question whether there had been or could be completion of the acquisition transaction and that put into issue whether past actions by the Company complied with applicable legal requirements and better business practice. After performing this due diligence  review, the new Board of Directors determined that many of the requirements of and pre-conditions to the Share Exchange Agreement were not completed and the condition of the Company was not satisfactory to accomplish the objectives of the Share Exchange Agreement.

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

Convertible Promissory Note

On September 11, 2017, the Company issued a Convertible Promissory Note to an accredited investor. The Note has an aggregate principal amount of $500,000 and matures one year from the date of issuance (the “Maturity Date”) and has an interest rate of 4% per annum. The holder may convert the Notes at any time up to the Maturity Date into shares of the Company’s common stock, par value $0.001 per share, at a conversion price equal to $1.00 per share and the note were to automatically convert upon the filing of the audited financial statement for Nexalin by the Company.

Promissory Note Receivable

On September 11, 2017, the Company received a Promissory Note ("Promissory Note") from Nexalin Technology, Inc.  The Promissory Note has an aggregate principal amount of $500,000 and is payable on December 31, 2017 (the "Maturity Date"), and bears an interest rate of 4% per annum.

As a result of the series of events noted previously, on April 11, 2018, the Company wrote-off the value of the note as well as the accrued interest receivable thereon. Subsequent to June 30, 2018, the note was assigned to an accredited arm’s length third party, in exchange for the waiver of the convertible promissory note payable pursuant to the terms of the Assignment Agreement.

Employees

The Company currently has no full time employees outside of the sole officer and director.

Transfer Agent

We have engaged VStock Transfer LLC as our stock transfer agent. VStock Transfer LLC is located at 18 Lafayette Place, Woodmere, NY 11598. Phone: (212) 828-8436.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES

The Company’s current executive offices are located at 27 Baycliffe Rd. Markham, ON, L3R 7T9.

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

Market Information

The Company’s Common Stock currently only trades on the Pink Sheets operated by OTC Markets Inc. under the symbol “LGYV”. Shares in the common stock of the Company are very thinly traded, typically trading less than 100 shares in any trading day, and often not trading at all.

The following historical quotations obtained online at www.yahoo.com reflects the high and low bids for our Common Stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Fiscal Year Ended June 30, 2018

Quarter Ended	High $	Low $
June 30, 2018	$5.00	$3.50
March 31, 2018	$4.10	$5.35
December 31, 2017	$5.80	$5.75
September 30, 2017	$6.01	$6.01

Fiscal Year Ended June 30, 2017

Quarter Ended	High $	Low $
June 30, 2017	$6.00	$6.00
March 31, 2017	$11.00	$11.00
December 31, 2016	$0.0179	$0.0179
September 30, 2016	$0.0104	$0.0145

On May 3, 2019, the last sales price per share of our common stock was $3.00 per share, for an aggregate of 100 shares.

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

Shareholders

As of May 8, 2019, there are 315,064 shares of Common Stock issued and outstanding held by 32 shareholders of record.

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

Results of Operations for the Years Ended June 30, 2018 and 2017

During the year ended June 30, 2018, the Company had very little operating activity. It generated $11,617 in interest income. This was reduced by total expenses of $590,093, which was primarily comprised of the write-off of the loan receivable and accrued interest of $511,617 and $52,424 in accretion expense on the convertible promissory notes, professional fees of $29,581, interest expense of $17,609 and bank fees and other of $20,060.

During the year ended June 30, 2017, we generated gross revenues of $74,042. Total cost of sales was $50,665, resulting in gross profit of $23,377. Total operating expenses were $2,161,372, consisting of professional fees of $41,644, management fees of $2,119,194, and general expenses of $534. The expenses recorded for management fees consisted primarily of the fair value of shares of common stock issued to directors and consultants as compensation for services. The decrease in professional fee of $1,370,962 is primarily due to fair value of 500,000 share (500 post reverse split) issued to two directors during the year ended June 30, 2016 which was not the case in the current year. The increase in management fee of $1,966,911 is primarily due to fair value 285,537 shares in the common stock of the Company issued to CEO during the year ended June 30, 2017 which was not the case in the prior year. The decrease in general expense of $116,731 was due to deconsolidation of RM Fresh.

In addition, during the fiscal year ended June 30, 2017, $933 in interest and bank charges. We also recorded gains of $84,021 due to loss of control in subsidiary and of $22,987 for forgiveness of a loan. Our net loss for the year ended June 30, 2017 was $2,031,920.

Liquidity and Capital Resources

As at June 30, 2018, the only current asset of the Company was Cash of $30 (June 30, 2017 - $89). As at June 30, 2018, the Company had total liabilities of $121,781 (June 30, 2017 - $16,541).

During the year ended June 30, 2018, cash used in operating activities was $22,984, compared with cash used in operating activities for the year ended June 30, 2017 of $33,965. During the year ended June 30, 2018, the Company invested in a promissory note receivable of $500,000. Additionally, the Company raised $522,925 in financing activities for the year ended June 30, 2018 as a result of the issuance of a convertible promissory note and advances from third parties.

We have experienced net losses from inception and will be dependent upon the receipt of capital investment or other financing to fund our ongoing operations and continued existence. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to us, in which case we may be unable to meet our ongoing obligations.

Off Balance Sheet Arrangements

As of June 30, 2018, there were no off balance sheet arrangements.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the current period, the Company has incurred recurring losses from operations and as at June 30, 2018, an accumulated deficit of $6,536,554. Further, as explained in the notes to the financial statements, the Company’s ownership percentage of RM Fresh has been reduced to 20%. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. These conditions cast substantial doubt on the Company’s ability to continue as a going concern. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the financial statements. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

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

Basis of Presentation and Consolidation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in United States dollars (“USD”). The Company’s fiscal year-end is June 30. The parent Company’s functional currency is US dollar and it’s subsidiary was the Canadian (“CDN”) dollar. The Company’s reporting currency is U.S. dollar. The Company’s financial statements were consolidated with its subsidiary up to August 31, 2016. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary RM Fresh, Inc. up to August 31, 2016 (date of loss of control). All inter-company transactions and balances have been eliminated in preparing the consolidated financial statements.

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

Foreign Currency Translation

Legacy Venture International, Inc.’s functional currency is US dollar and the subsidiary’s functional currency up to August 31, 2016, was Canadian (“CDN”) dollar. The Company’s reporting currency is U.S. dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year. In translating the financial statements of the Company’s subsidiary from their functional currency into the Company’s reporting currency of US dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date for monetary items and using the historical rate on the date of the transaction for non-monetary items, and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. The translation gains and losses resulting from the changes in exchange rates are reported in accumulated other comprehensive gain (loss).

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include accounts payable and accrued liabilities, convertible notes, interest payable and advances from third parties. The Company’s cash, which is carried at fair value, is classified as a Level 1 financial instruments. Bank accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

As noted previously, the Company’s investment in RM Fresh, ;which was recorded as fair value through profit and loss using Level 3 inputs considered has been written down to $nil. See note 7 of the notes to the financial statements for additional details.

Income Taxes

The Company accounts for income taxes under ASC Topic 740 Accounting for Income Taxes. The Company provides for federal and provincial income taxes payable, as well as for those deferred because of the timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. The effect of a change in tax rates is recognized as income or expense in the period of the change. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized.

The Company adopted the FASB guidance concerning accounting for uncertainty in income taxes, which clarifies the accounting and disclosure for uncertainty in tax positions, as of July 1, 2017.  The guidance requires that the Company determine whether it is more likely than not that a tax position will not be sustained upon examination by the appropriate taxing authority.  If a tax position does not meet the more likely than not recognition criterion, the guidance requires that the tax position be measured at the largest amount of benefit greater than 50 percent not likely of being sustained upon ultimate settlement.  Based on the Company’s evaluation, management has concluded that there are no significant uncertain tax positions requiring recognition in the financial statements.

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

Changes in Accounting Policy and Recently Issued Accounting Pronouncements

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LEGACY VENTURES INTERNATIONAL, INC.

Financial Statements

LEGACY VENTURES INTERNATIONAL, INC.

For the Years ended June 30, 2018 and 2017

16

LEGACY VENTURES INTERNATIONAL, INC.

For the Years Ended June 30, 2018 and 2017

Financial Statements

17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Legacy Venture International Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Legacy Venture International Inc. (the Company) as of June 30, 2018, and the related statements of operations and comprehensive loss, changes in stockholders’ deficiency, and cash flows for the year ended June 30, 2018, and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018, and the results of its operations and its cash flows for the year ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MNP LLP

Chartered Professional Accountants Licensed Public Accountants
We have served as the Company’s auditor since 2018.
Mississauga, Ontario
May 8, 2019

SRCO
SRCO Professional Corporation
Chartered Professional Accountants
Licensed Public Accountants
Park Place Corporate Centre
15 Wertheim Court, Suite 409
Richmond Hill, ON L4B 3H7
Tel: 905 882 9500 & 416 671 7292
Fax: 905 882 9580
Email: sohail.raza@srco.ca
www.srco.ca

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Legacy Ventures International Inc. (the "Company") as of June 30, 2017 and 2016, and the related statements of operations and comprehensive loss, stockholders' deficiency, and cash flows for each of the years in the two-year period ended June 30, 2017. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

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

Richmond Hill, Canada
October 16, 2017

LEGACY VENTURES INTERNATIONAL, INC.

BALANCE SHEETS

		June 30,	June 30,
ASSETS	Note	2018	2017
Current assets
Cash		$30	$89
Total assets		$30	$89
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities		$48,822	$16,541
Convertible notes	5	52,425	-
Interest payable	5	17,609	-
Advances from third parties	6	22,925	-
Total liabilities		141,781	16,541

Stockholders' deficit
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized:
Preferred Stock - no shares issued and outstanding June 30, 2018 and 2017	8	$-	$-
Common Stock, $0.0001 par value; 100,000,000 shares authorized:
Common Stock - 315,064 shares issued and outstanding June 30, 2018 and 2017	8	32	32
Additional paid in capital	5	6,394,771	5,894,772
Accumulated deficit		(6,536,554)	(5,911,256)
Total liabilities and stockholders' deficiency		(141,751)	(16,452)
		$30	$89
Going concern	2
Subsequent events	11

See accompanying notes

LEGACY VENTURES INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		For the years ended June 30,
	Note	2018	2017
Revenues		$-	$74,042
Cost of sales		-	50,665
Gross profit		-	23,377
Operating expenses
Professional fees		29,581	41,644
Management fees	6	-	2,119,194
Other general and administration		5,624	534
Loss from operations		(35,205)	(2,137,995)
Other (expenses) income
Write-off of promissory note and interest receivable	5	(511,617)	-
Net gain due to loss of control in subsidiary	9	-	84,021
Interest income - Promissory note	5	11,617	-
Interest expense - Convertible notes	5	(17,609)	-
Accretion expense - convertible notes	5	(52,424)	-
Forgiveness of loan	7	-	22,987
Bank charges and other		(20,060)	(933)
Total other (expenses) income		(590,093)	106,075
Loss before taxes		(625,298)	(2,031,920)
Income tax expense		-
Net loss and comprehensive loss		$(625,298)	$(2,031,920)

Net loss per share - basic and diluted	4	$(1.92)	$(22.63)

Weighted average number of common shares outstanding - basic and diluted		315,064	89,779

See accompanying notes

LEGACY VENTURES INTERNATIONAL, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

		Common Stock				Accumulated
	Note	Number of Shares	Amount	Additional paid in capital	Accumulated Deficit	other comprehensive loss	Total
June 30, 2016		29,527	$3	$3,769,431	$(3,879,336)	$22,867	$(87,035)
Issuance of shares for services	8	285,537	29	2,105,341			2,105,370
Issuance of notes payable	5	-	-	20,000			20,000
Transferred to statement of operations due to loss of control	9	-	-	-	-	(22,867)	(22,867)
Net loss		-	-	-	(2,031,920)	-	(2,031,920)
June 30, 2017		315,064	$32	$5,894,772	$(5,911,256)	$-	$(16,452)
Issuance of convertible promissory note	5	-	-	499,999	-	-	499,999
Net loss		-	-	-	(625,298)	-	(625,298)
June 30, 2018		315,064	$32	$6,394,771	$(6,536,554)	$-	$(141,751)

See accompanying notes

LEGACY VENTURES INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2018	2017
Cash used in operating activities
Net loss	$(625,298)	$(2,031,920)
Adjustments to reconcile net loss to net cash used by operating activities:
Write-off of promissory note and interest receivable	511,617	-
Net gain due to loss of control in subsidiary	-	(84,021)
Issuance of shares for services	-	2,105,370
Forgiveness of loan	-	(22,987)
Accretion expense - Debt discount on convertible promissory note	52,424	-
Changes in non-cash operating assets and liabilities
Interest receivable - Promissory note	(11,617)	-
Interest payable - Convertible note	17,609	-
Accounts payable and accrued liabilities	32,281	(407)
Net cash used in operating activities	(22,984)	(33,965)
Cash flow from investing activity
Promissory note receivable	(500,000)	-
Net cash used in investing activity	(500,000)	-
Cash flow from financing activities
Proceeds from convertible note	500,000	-
Proceeds from third party advances	22,925	-
Due to shareholders	-	31,061
Net cash provided by financing activities	522,925	31,061
Decrease in cash	(59)	(2,904)
Cash, beginning of year	89	2,993
Cash, end of year	$30	$89

Cash payments for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes

LEGACY VENTURES INTERNATIONAL, INC.

Notes to the Financial Statements

For the years ended June 30, 2018 and 2017

1. NATURE OF OPERATIONS

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

On August 31, 2016, in order to fund the ongoing operation and further development of RM, the Company consented to new third party investments into RM in the approximate total amount of $175,000, made in the form of cash and retirement of indebtedness owed by RM. As result of these new investments into RM, the Company’s ownership percentage of the RM Fresh was reduced to twenty percent (20%). In addition, the Company entered into a new Shareholder Agreement with RM, under which the shares in RM owned by the Company are subject to certain restrictions on transfer until such time as we declare a shareholder dividend of our RM shares following a going public transaction by RM, or in the alternative, for one (1) year after RM completes a going public transaction. Further, the Company disposed of an inter-company liability owed to us by RM in the amount of CDN$166,962. The liability was documented under a Demand Promissory Note issued to us by RM. The Company then assigned the note to an investor in RM in exchange for $3,000. Finally, the Company entered into a mutual Release agreement with RM. Under the Release, the Company released and discharged all liabilities owed to the Company by RM (with the exception of the Demand Promissory Note). RM in turn released the Company of all liabilities owing to RM and released the Company all ongoing contractual and financial responsibilities to RM, including the Company’s contractual obligation to further fund management fees or other expenses to be incurred by RM. The carrying value of the investment in RM Fresh was previously written down to $nil.

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

On August 9, 2018, Mr. Letcavage, as the holder of 91% of the outstanding shares of common stock of the Company, approved the appointment of Peter Sohn as the Chief Executive Officer and Chief Financial Officer and Director of the Company. Effective December 17, 2018, and Mr. Sohn accepted the appointments as Chief Executive Officer and Chief Financial Officer and Director of the Company.

LEGACY VENTURES INTERNATIONAL, INC.

Notes to the Financial Statements

For the years ended June 30, 2018 and 2017

1. NATURE OF OPERATIONS (continued)

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

Share Exchange Agreement and Subscriptions

Effective September 11, 2017 (the “Closing Date”), the Company entered into that certain Share Exchange Agreement (the “Share Exchange Agreement”), dated as of September 1, 2017, by and among the Company, Nexalin and shareholders of Nexalin holding a majority of the issued and outstanding shares of Nexalin common stock (the “Nexalin Shareholders”). Pursuant to the Share Exchange Agreement, the Company agreed to exchange the outstanding equity stock of Nexalin held by the Nexalin Shareholders for units (the “Units”) consisting of an aggregate of approximately 25,000,000 newly issued shares of the Common Stock, $0.001 par value, of the Company and warrants (the “Warrants”) to purchase an aggregate of approximately 25,000,000 newly issued shares of the Common Stock, $0.001 par value, of the Company. The warrants are two-year warrants exercisable at the end of one year for exercise prices between $1.50 and $1.75 per share, payable in cash. The warrants must be promptly exercised, and subject to forfeiture if not so exercised, if the Company’s shares achieve a trading price of $3.00 or more for 30 consecutive days. At the Closing Date, the Company approved the issuance of approximately 15,500,000 shares of common stock to the Nexalin shareholders, together with warrants for the purchase of an additional 15,500,000 shares and reserved approximately 9,500,000 additional shares, together with the related warrants, for the issuance to remaining Nexalin shareholders who are expected to execute and deliver the Share Exchange Agreement, including approximately 1,100,000 shares and related warrants issuable immediately to consultants in connection with the transactions contemplated by the Share Exchange Agreement. On September 15, 2017, Legacy Ventures International, Inc., (the “Company”), filed a Current Report on Form 8-K (the “09/15/17 Form 8K”) announcing that effective September 11, 2017 (the “Closing Date”), the Company, on the one hand, and Nexalin Technology, Inc., a Nevada corporation (“Nexalin”), and shareholders of Nexalin holding a majority of the issued and outstanding shares of Nexalin common stock (the “Nexalin Shareholders”), on the other hand, entered into a Share Exchange Agreement (the “Share Exchange Agreement”), dated as of September 1, 2017.  In the Share Exchange Agreement the Company agreed to issue units in exchange for all the outstanding equity stock of Nexalin held by the Nexalin Shareholders. The “Units” were to consist of an aggregate of approximately 25,000,000 newly issued shares of the Company’s Common Stock, $0.001 par value, and warrants (the “Warrants”) to purchase an aggregate of approximately 25,000,000 newly issued shares of the Company’s Common Stock, $0.001 par value.

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

LEGACY VENTURES INTERNATIONAL, INC.

Notes to the Financial Statements

For the years ended June 30, 2018 and 2017

1. NATURE OF OPERATIONS (continued)

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

Notwithstanding the disclosure made in the 09/15/17 Form 8K and the11/29/17 Amended Form 8K, the consummation of the acquisition of Nexalin was subject to a number of contractual conditions and legal requirements. These included:

(i)	all representations and warranties of the Company contained in the Share Exchange Agreement were to be true in all material respects;

(ii)	the Company was to have performed and complied in all material respects with all covenants and agreements required by the Share Purchase Agreement;

(iii)	the Company was to obtain all material consents, approvals and authorizations required to be obtained and make all filings required to be made by the Company for the authorization and consummation of the Share Purchase Agreement;

(iv)	Nexalin and the Nexalin Shareholders were to be given the opportunity to initiate and complete their legal, accounting and business due diligence of the Company and the results were to be satisfactory to Nexalin and the Nexalin Shareholders in their sole and absolute discretion;

(v)	the Units, which included the Company’s Common Stock and Warrants, were to be delivered to the Nexalin Shareholders within five (5) business days following the Closing of the Share Exchange Agreement. The Company was also required to take any and all action required under the various state securities laws in connection with the issuance of the Units.

Once new management and a new Board of Directors were in place, they conducted a review of the Company and the steps taken and to be taken to consummate the acquisition of Nexalin.  After the due diligence review was performed, including legal, accounting and business investigations of the Company, the new management and new Board of Directors became aware of a series of issues that put into question whether there had been or could be completion of the acquisition transaction and that put into issue whether past actions by the Company complied with applicable legal requirements and better business practice. After performing this due diligence  review, the new Board of Directors determined that many of the requirements of and pre-conditions to the Share Exchange Agreement were not completed and the condition of the Company was not satisfactory to accomplish the objectives of the Share Exchange Agreement.

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

LEGACY VENTURES INTERNATIONAL, INC.

Notes to the Financial Statements

For the years ended June 30, 2018 and 2017

2. GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the current year, the Company has incurred recurring losses from operations and as at June 30, 2018 has a working capital deficiency, and an accumulated deficit of $6,536,554,. Further, as explained in Note 1, on August 31, 2016, the Company’s ownership percentage of RM Fresh has been reduced to 20%. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. These conditions raise substantial doubt about our ability to continue as a going concern. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the financial statements. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

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

The Company’s fiscal year-end is June 30. The parent Company’s functional currency is US dollar and the Company’s reporting currency is U.S. dollar. The Company’s results were consolidated up to August 31, 2016.

The financial statements of the Company as at, June 30, 2017, do not include the assets and liabilities of RM Fresh, which is no longer a wholly-owned subsidiary effective August 31, 2016, as described in Note 9.

Cash

Cash includes cash on hand and balances with banks.

LEGACY VENTURES INTERNATIONAL, INC.

Notes to the Financial Statements

For the years ended June 30, 2018 and 2017

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

Segment Reporting

The Company operates in one operating and geographical segment based on the activities for the Company in accordance with ASC Topic 280-10.  Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. All the sales of the Company are in Canada and were related to FM Fresh..

Loss Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. All dilutive common share equivalents were anti-dilutive for the years ended June 30, 2018 and 2017.

LEGACY VENTURES INTERNATIONAL, INC.

Notes to the Financial Statements

For the years ended June 30, 2018 and 2017

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

Legacy Venture International, Inc.’s functional currency is US dollar and the subsidiary’s functional currency up to August 31, 2016, was the Canadian (“CDN”) dollar. The Company’s reporting currency is U.S. dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year. In translating the financial statements of the Company’s subsidiary from their functional currency into the Company’s reporting currency of US dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date for monetary items and using the historical rate on the date of the transaction for non-monetary items, and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. The translation gains and losses resulting from the changes in exchange rates are reported in accumulated other comprehensive gain (loss).

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

LEGACY VENTURES INTERNATIONAL, INC.

Notes to the Financial Statements

For the years ended June 30, 2018 and 2017

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include accounts payable and accrued liabilities, convertible notes, interest payable and advances from third parties. The Company’s cash, which is carried at fair value, is classified as a Level 1 financial instruments. Bank accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

See note 9 for additional details.

Income Taxes

The Company accounts for income taxes under ASC Topic 740 Accounting for Income Taxes. The Company provides for federal and provincial income taxes payable, as well as for those deferred because of the timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. The effect of a change in tax rates is recognized as income or expense in the period of the change. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized.

The Company adopted the FASB guidance concerning accounting for uncertainty in income taxes, which clarifies the accounting and disclosure for uncertainty in tax positions, as of July 1, 2017.  The guidance requires that the Company determine whether it is more likely than not that a tax position will not be sustained upon examination by the appropriate taxing authority.  If a tax position does not meet the more likely than not recognition criterion, the guidance requires that the tax position be measured at the largest amount of benefit greater than 50 percent not likely of being sustained upon ultimate settlement.  Based on the Company’s evaluation, management has concluded that there are no significant uncertain tax positions requiring recognition in the financial statements.

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

LEGACY VENTURES INTERNATIONAL, INC.

Notes to the Financial Statements

For the years ended June 30, 2018 and 2017

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

 NOTE 4. BASIC AND DILUTED NET LOSS PER SHARE

The Company follows ASC Topic 260 to account for the loss per share.  Basic loss per common share ("EPS") calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents (if dilutive) outstanding. All dilutive common share equivalents were anti-dilutive for the years ended June 30, 2018 and 2017.

LEGACY VENTURES INTERNATIONAL, INC.

Notes to the Financial Statements

For the years ended June 30, 2018 and 2017

5. PROMISSORY AND CONVERTIBLE NOTES

On September 11, 2017, the Company issued a Convertible Promissory Note (“Convertible Note”) to an accredited investor. The Convertible Note has an aggregate principal amount of $500,000 and matures one year from the date of issuance (the “Maturity Date”) and has an interest rate of 4% per annum. The holder may convert the Notes at any time up to the Maturity Date into shares of the Company’s common stock, par value $0.001 per share, at a conversion price equal to $1.00 per share and the note were to automatically convert upon the filing of the audited financial statement for Nexalin by the Company. The Company may prepay the Convertible Note prior to the Maturity Date and/or the date of conversion without penalty upon receiving the written consent of the holder. As the conversion feature is not separable, it has been reflected on the balance sheet as at June 30, 2018. Interest expense for the year ended June 30, 2018 was $16,000.

As a result of the series of events noted above, on April 11, 2018, the Company wrote-off the value of the note as well as the accrued interest receivable thereon. Subsequent to June 30, 2018, the note was assigned to an accredited arm’s length third party, in exchange for the waiver of the convertible promissory note payable pursuant to the terms of the Assignment Agreement.

The Convertible Note payable contains a beneficial conversion feature. As a result, the Company recognized a nominal value for the Convertible note, at the September 11, 2017 issuance date, the balance of which will be accreted to the face value at the effective interest rate. For the years ended June 30, 2018, and 2017, accretion expense was $32,424 and $nil, respectively. The difference between the nominal value ascribed to the Convertible Note on issuance and the face value was recorded in Additional Paid In Capital. As at June 30, 2018, the carrying value of the note was $32,425.

On September 11, 2017, the Company received a Promissory Note ("Promissory Note") from Nexalin Technology, Inc.  The Promissory Note has an aggregate principal amount of $500,000 and is payable on December 31, 2017 (the "Maturity Date"), and bears an interest rate of 4% per annum.  Interest income for the year ended June 30, 2018 was $11,617.

On June 28, 2017 the Company issued $20,000  of unsecured convertible promissory notes (“Notes”) against the balance Due to Shareholders (see notes 6 and 7 for additional details). The Notes matured on June 27, 2018, and bear interest at a rate of 8% per annum. The Notes are convertible into the Common Stock of the Company at a fixed conversion rate of $0.75 per share at any time prior to the maturity date. The Company evaluated the terms and conditions of the Notes under the guidance of ASC 815, Derivatives and Hedging. The conversion feature met the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a limitation on the number of shares issuable under the arrangement. The instrument was convertible into a fixed number of shares and there were no down round protection features contained in the contracts. The Company was required to consider whether the hybrid contracts embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount resulted in a BCF because the fair value of the conversion was greater than the Company’s stock price on the date of issuance and a BCF was recorded in the amount of $20,000 and accordingly the amount of $20,000 was credited to Additional Paid in Capital. The BCF which represents debt discount is accreted over the life of the loan using the effective interest rate. Accretion expense for the year ended June 30, 2018, was $20,000. Interest expense for the year ended June 30, 2018 was $1,609. As at June 30, 2018, the carrying value of the note was $20,000.

No amounts have been paid to date for the above mentioned notes.

NOTE 6. RELATED PARTY ADVANCES AND BALANCES, AND ADVANCES FROM THIRD PARTIES

During the years ended June 30, 2018 and 2017, the Company was advanced $22,925 and $nil, respectively, by a third party, the funds were used to pay certain professional fees including auditors, and accountants. The Company is currently in the process of negotiating with the third party with respect to settlement of the amount advanced.

During the years ended June 30, 2018, and 2017, the Company was advanced $nil and $31,061, respectively, from shareholders. See note 7 for additional details.

The Company’s transactions with related parties were, in the opinion of the management, carried out on normal commercial terms and in the ordinary course of the Company’s business.

Other than disclosed elsewhere in the financial statements, the other related party transaction is management fees of $Nil for the years ended June 30, 2018 and 2017 charged by entities owned by the shareholders of the Company for providing warehousing and other logistic services. Amounts owed to entities owned by the stockholders in respect of these services were $Nil as at June 30, 2018 and 2017. Further as explained in note 8, management fee for year ended June 30, 2017 include $2,105,370 representing issuance of 35,537shares of common stock and 250,000 shares of common stock issued to the then CEO of the Company.

LEGACY VENTURES INTERNATIONAL, INC.

Notes to the Financial Statements

For the years ended June 30, 2018 and 2017

7. FORGIVENESS OF LOAN

During year ended June 30, 2017, a loan amounting to $22,987 provided by a shareholder to meet the working capital requirements was forgiven in favour of the Company.

8. STOCKHOLDERS’ DEFICIENCY

COMMON AND PREFERRED STOCK - AUTHORIZED

As at June 30, 2018 and 2017, the Company authorized to issue 10,000,000 of preferred stock, with a par value of $0.0001 and 100,000,000 shares of common stock, with a par value of $0.0001.

COMMON STOCK - ISSUED AND OUTSTANDING

There were no common stock transactions for the year ended June 30, 2018.

At June 30, 2018 and 2017, there were 315,064 shares of common stock issued and outstanding.

On October 28, 2016, the Company issued 35,537 shares of common stock to the CEO, as consideration for management services. These shares were fair valued at $355,370, determined based on the market price on the date of issuance, and recorded in the statement of operations as management fees during the year ended June 30, 2017.

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

9. LOSS OF CONTROL

Loss of Control:

On August 31, 2016, the Company entered into a group of transactions related to RM Fresh. In order to fund the ongoing operation and further development of RM Fresh, the Company consented to new third party investments into RM Fresh in the approximate total amount of $175,000, made in the form of cash and retirement of indebtedness owed by RM Fresh, reducing the Company’s ownership percentage of RM Fresh to twenty percent (20%) and is thus accounted for as an available for sale investment. As a result, the financial statements of the Company as at, June 30, 2017, do not include the assets and liabilities of RM Fresh, which is no longer a wholly-owned subsidiary effective August 31, 2016. The statement of operations of the Company includes the results of the operations of RM Fresh up to August 31, 2016, which is the effective date of change in control, due to loss of control in RM Fresh and consequent de-consolidation. The fair value of the assets and liabilities as at August 31, 2016 and the carrying value of the investments, which resulted in the Company recording a gain of $84,021 in the statement of operations, is as follows:

LEGACY VENTURES INTERNATIONAL, INC.

Notes to the Financial Statements

For the years ended June 30, 2018 and 2017

9. LOSS OF CONTROL (continued)

Fair value as at August 31, 2016
Cash	$12,720
Accounts receivable	250,203
Inventories	78,891
Harmonized sales tax recoverable	24,071
Total assets	$365,885

Accounts payable	$307,571
Due to stockholders	7,529
Due to related parties	60,145
Notes payable	51,794
Total liabilities	427,039
Net liabilities	$61,154

Purchase consideration value of investments in RM Fresh shares on date of acquisition	2,180,000
Impairment recorded until June 30, 2016	(2,180,000)
Carrying value of investments in RM Fresh shares on date of change in control	-
Gain on date of change in control due to deconsolidation of net liabilities of RM Fresh	$61,154

The Company recognized net gain due to loss of control of $84,021 comprising of $61,154 as explained above and $22,867 being translation adjustment. Management has concluded that the entire available for sale investment in RM Fresh is impaired and hence the investment is written off.

10. INCOME TAXES

Income taxes

The provision for income taxes differs from that computed at the corporate tax rate of approximately 27.5% for the year ended June 30, 2018 and 39% for the year ended June 30, 2017 as follows:

	2018	2017

Net Loss for the year	$625,298	$2,031,920
Expected Income Tax recovery	171,960	792,831
Tax rate changes and other adjustments	(150,310)	-
Tax effect of expenses not deductible for income tax	(19,920)	(779,737)
Change in valuation allowance	(1,730)	(13,094)
Deferred tax assets, net of valuation allowance	$-	$-

LEGACY VENTURES INTERNATIONAL, INC.

Notes to the Financial Statements

For the years ended June 30, 2018 and 2017

10. INCOME TAXES (continued)

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

Net deferred tax assets consist of the following components as of June 30:

	2018	2017

Deferred Tax Assets – Non-current:
Tax effect of NOL Carryover	$249,520	$247,799
Less valuation allowance	(249,520)	(247,799)
Deferred tax assets, net of valuation allowance	$-	$-

At June 30, 2018 the Company had net operating loss carry forwards of approximately $1,301,131 (June 30, 2017: $635,382) that may be offset against future taxable income from the year 2019 to 2038. No tax benefit has been reported in the June 30, 2018 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

11. SUBSEQUENT EVENTS

On August 9, 2018, Mr. Letcavage, as the holder of 91% of the outstanding shares of common stock of the Company, approved the appointment of Peter Sohn as the Chief Executive Officer and Chief Financial Officer and Director of the Company. Effective December 17, 2018, and Mr. Sohn accepted the appointments as Chief Executive Officer and Chief Financial Officer and Director of the Company.

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

Subsequent to June 30, 2018, the Company was advanced $50,000 by an arm’s length third party by way of a convertible promissory note.

Subsequent to June 30, 2018, the promissory note receivable was assigned to an accredited arm’s length third party, in exchange for the waiver of the convertible promissory note payable pursuant to the terms of the Assignment Agreement.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ended June 30, 2018.

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

Our management, including our Chief Executive Officer and Principal Financial Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. In making this assessment, management used the framework in Internal Control - Integrated Framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the COSO- 2013 criteria. Based on the assessment performed, management believes that as of June 30, 2018, our internal control over financial reporting was not effective based upon the COSO-2013 criteria. Additionally, based on management’s assessment, we determined that there were material weaknesses in our internal control over financial reporting as of June 30, 2018.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

During the year ended June 30, 2018, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of May 8, 2019.

Name	Age	Office(s) held

Peter Sohn		President, CEO, CFO, and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Peter Sohn – Chief Executive Officer, President, Chief Financial Officer and Chairman of the Board of Directors

Mr. Sohn was recently the Customer Service Manager at Gay Lea Foods from 2017 to 2018.  Mr. Sohn was a Consultant on a supply chain project at Smucker Foods of Canada from 2016 to 2017.  Mr. Sohn was the Senior Manager of Customer Supply Chain at Kraft from 2012 to 2015.  Mr. Sohn earned his Masters of Business Administration from the Richard Ivey School of Business in 2001 and his Bachelor of Mechanical Engineering at Western University in 1995.

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

Code of Ethics

As of June 30, 2018, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our capital stock by each executive officer and director, by each person known by us to beneficially own more than 5% of any class of stock and by the executive officers and directors as a group. Percentage figures for beneficial ownership of common stock are based upon: 315,064 shares of common stock outstanding as of May 8, 2019.

Common Stock

Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of beneficial ownership
Peter Sohn	286,720	91%
Total of All Current Directors and Officers:	286,720	91%

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

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees billed for each of the last two fiscal years by the Company’s independent registered public accounting firm, MNP LLP for the year ended June 30, 2018 and SRCO Professional Corporation, for the year ended June 30, 2017, in connection with the audit of the Company’s financial statements and other professional services rendered.

Year Ended:	Audit Services	Audit Related Fees	Tax Fees	Other Fees
June 30, 2018	$13,307	$-	$-	$-
June 30, 2017	$10,000	$4,000	$-	$-

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of May 2019.

Legacy Ventures International, Inc. (Registrant)

By:	/s/ Peter Sohn
Peter Sohn

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Peter Sohn	President and Chief Executive Officer	May 8, 2019
Peter Sohn	(Principal Executive and Financial Officer)

