Form 10-Q
period 2018-09-30
LEGACY VENTURES INTERNATIONAL INC.
filed 2019-05-17
CIK 1616788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes []    No [X]

 As of May 16, 2019, there were 315,064 outstanding shares of the registrant's common stock, $0.0001 par value per share.

1

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Interim Condensed Financial Statements of the Company are prepared as of September 30, 2018.

CONTENTS

Interim Condensed Balance Sheets	4

Interim Condensed Statements of Operations and Comprehensive Loss	5

Interim Condensed Statements of Cash Flows	7

Notes to the Interim Condensed Financial Statements	8

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED BALANCE SHEETS (unaudited)

(Expressed in US dollars)

		September 30,	June 30,
ASSETS	Note	2018	2018
Current assets
Cash		$15	$30
Total assets		$15	$30
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities		$55,905	$48,822
Convertible notes	5	520,000	52,425
Interest payable	5	26,707	17,609
Advances from third parties	6	22,925	22,925
Total liabilities		625,537	141,781

Stockholders' deficiency
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized:
Preferred Stock - no shares issued and outstanding September 30, 2018 and June 30, 2018	7	$-	$-
Common Stock, $0.0001 par value; 100,000,000 shares authorized:
Common Stock - 315,064 shares issued and outstanding September 30, 2018 and June 30, 2018	7	32	32
Additional paid in capital	5	6,394,771	6,394,771
Accumulated deficit		(7,020,325)	(6,536,554)
Total liabilities and stockholders' deficiency		(625,522)	(141,751)
		$15	$30
Going concern	2
Subsequent events	8

See accompanying notes to the unaudited interim condensed financial statements

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(Expressed in US dollars)

		For the three months ended September 30,
	Note	2018	2017
Operating expenses
Professional fees		$6,250	$-
Other general and administration		833	-
Loss from operations		(7,083)	-
Other (expenses) income
Interest income - Promissory note	5	-	1,041
Interest expense - Convertible notes	5	(9,098)	(1,453)
Accretion expense - Convertible notes	5	(467,575)	(796)
Bank charges		(15)	(14)
Total other expenses		(476,688)	(1,222)
Income loss before taxes		(483,771)	(1,222)
Income tax expense		-	-
Net loss and comprehensive loss		$(483,771)	$(1,222)
Net loss per share - basic and diluted		$(1.54)	$0.00

Weighted average number of common shares outstanding - basic and diluted		315,064	315,064

See accompanying notes to the unaudited interim condensed financial statements

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

(Expressed in US dollars)

	For the three months ended September 30,
	2018	2017
Cash used in operating activities
Net loss	$(483,771)	$(1,222)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Accretion expense - Convertible notes	467,575	796
Changes in non-cash operating assets and liabilities
Interest receivable - Promissory note	-	(1,041)
Interest payable - Convertible notes	9,098	1,453
Accounts payable and accrued liabilities	7,083	(6,500)
Net cash used in operating activities	(15)	(6,514)
Cash flow from investing activity
Promissory note receivable	-	(500,000)
Net cash used in investing activities	-	(500,000)
Cash flow from financing activities
Proceeds from convertible note	-	500,000
Proceeds from third party advances	-	6,500
Net cash provided by financing activities	-	506,500
Decrease in cash	(15)	(14)
Cash, beginning of period	30	89
Cash, end of period	$15	$75

Cash payments for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to the unaudited interim condensed financial statements

LEGACY VENTURES INTERNATIONAL, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

On August 31, 2016, in order to fund the ongoing operation and further development of RM, the Company consented to new third party investments into RM in the approximate total amount of $175,000, made in the form of cash and retirement of indebtedness owed by RM. As result of these new investments into RM, the Company’s ownership percentage of the company was reduced to twenty percent (20%). In addition, the Company entered into a new Shareholder Agreement with RM, under which the shares in RM owned by the Company are subject to certain restrictions on transfer until such time as the Company declare a shareholder dividend of the Company’s RM shares following a going public transaction by RM, or in the alternative, for one (1) year after RM completes a going public transaction. Further, the Company disposed of an inter-company liability owed to us by RM in the amount of CDN$166,961.70. The liability was documented under a Demand Promissory Note issued to us by RM. The Company then assigned the note to an investor in RM in exchange for $3,000. Finally, the Company entered into a mutual Release agreement with RM. Under the Release, the Company released and discharged all liabilities owed to us by RM (with the exception of the Demand Promissory Note). RM in turn released the Company of all liabilities owing to RM and released us all ongoing contractual and financial responsibilities to RM, including the Company’s contractual obligation to further fund management fees or other expenses to be incurred by RM.

On August 31, 2016, in order to fund the ongoing operation and further development of RM, the Company consented to new third party investments into RM in the approximate total amount of $175,000, made in the form of cash and retirement of indebtedness owed by RM. As result of these new investments into RM, the Company’s ownership percentage of the company was reduced to twenty percent (20%). In addition, the Company entered into a new Shareholder Agreement with RM, under which the shares in RM owned by the Company are subject to certain restrictions on transfer until such time as the Company declares a shareholder dividend of the Company’s RM shares following a going public transaction by RM, or in the alternative, for one (1) year after RM completes a going public transaction. Further, the Company disposed of an inter-company liability owed to us by RM in the amount of CDN$166,961.70. The liability was documented under a Demand Promissory Note issued to us by RM. The Company then assigned the note to an investor in RM in exchange for $3,000. Finally, the Company entered into a mutual Release agreement with RM. Under the Release, the Company released and discharged all liabilities owed to us by RM (with the exception of the Demand Promissory Note). RM in turn released the Company of all liabilities owing to RM and released us all ongoing contractual and financial responsibilities to RM, including the Company’s contractual obligation to further fund management fees or other expenses to be incurred by RM.

LEGACY VENTURES INTERNATIONAL, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

On June 28, 2017, Randall Letcavage entered into a stock purchase agreement for the acquisition of an aggregate of 286,720 shares of Common Stock of the Company, representing approximately 91% of the issued and outstanding shares of Common Stock of the Company as of such date, from Rehan Saeed, the previous majority shareholder of the Company (the “Purchase Agreement”). The Purchase Agreements were fully executed and delivered, and the transaction consummated as of and at July 7, 2017. Consequently, Mr. Letcavage was able to unilaterally control the election of the Company’s Board of Directors, all matters upon which shareholder approval is required and, ultimately, the direction of the Company.

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

On December 17, 2018, Mr. Letcavage delivered to Peter Sohn an agreement for the acquisition by Mr. Sohn of the Shares from Mr. Letcavage, which agreement is dated August 9, 2018, but was delivered and deemed effective on December 17, 2018 (the “Agreement”). As a result Mr. Sohn is now able to unilaterally control the election of the Company’s Board of Directors, all matters upon which shareholder approval is required and, ultimately, the direction of the Company.

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

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

NOTE 2 – GOING CONCERN AND BASIS OF PRESENTATION

The Company’s unaudited interim condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the current period, the Company has incurred recurring losses from operations and as at September 30, 2018 an accumulated deficit. Further, as explained in Note 1, on August 31, 2016, the Company’s ownership percentage of RM Fresh has been reduced to 20%. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the interim condensed financial statements. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

The unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on Form 10-K for the year ended June 30, 2018.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  Operating results for the three months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending June 30, 2019.  Notes to the interim condensed financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the year ended June 30, 2018, as reported in Form 10-K, have been omitted.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies have not changed from the year ended June 30, 2018 with the exception of the accounting change discussed below.

LEGACY VENTURES INTERNATIONAL, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

 RECENTLY ADOPTED ACCOUNTING STANDARDS

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes," which requires that deferred tax liabilities and assets be classified on the Company’s Balance Sheets as noncurrent based on an analysis of each taxpaying component within a jurisdiction. ASU No. 2015-17 is effective for the fiscal year commencing after December 15, 2017. The adoption of this standard did not have any impact on the balance sheet or results of operations from adopting this standard.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 740): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017. ASU 2016-01 enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The adoption of this standard did not have any impact on the balance sheet or results of operations from adopting this standard.

NOTE 4 - BASIC AND DILUTED NET LOSS PER SHARE

The Company follows ASC Topic 260 to account for the loss per share.  Basic earnings (loss) per common share ("EPS") calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents (if dilutive) outstanding. All dilutive common share equivalents were anti-dilutive for the three months ended September 30, 2018 and 2017.

NOTE 5 – PROMISSORY AND CONVERTIBLE NOTES

On September 11, 2017, the Company issued a Convertible Promissory Note ("Convertible Note") to an accredited investor.  The Convertible Note has an aggregate principal amount of $500,000, and is payable on September 11, 2018   (the "Maturity Date"), and bears an interest rate of 4% per annum, with an interest rate of 18% per annum if the Convertible Note was not repaid by the Maturity Date.  The holder may convert the Convertible Note at any time up to the Maturity Date into shares of the Company's common stock at a conversion price equal to $1.00 per share.  The Company may prepay the Convertible Note prior to the Maturity Date and/or the date of conversion without penalty upon receiving the written consent of the holder.  As the conversion feature is not separable, it has been reflected on the balance sheet as at September 30, 2018. Interest expense for the three months ended September 30, 2018 and 2017 was $8,872 and $1,041, respectively.

The Convertible Note payable contains a beneficial conversion feature. As a result, the Company recognized a nominal value for the Convertible note, at the September 11, 2017 issuance date, the balance of which will be accreted to the face value at the effective interest rate. Accretion expense for the three months ended September 30, 2018 and 2017 was $467,575 and $4, respectively. The difference between the nominal value ascribed to the Convertible Note on issuance of $499,999 and the face value was recorded in Additional Paid In Capital. As at September 30, 2018, the carrying value of the Convertible Note was $500,000 (June 30, 2018 - $32,425).

On September 11, 2017, the Company received a Promissory Note ("Promissory Note") from Nexalin Technology, Inc.  The Promissory Note has an aggregate principal amount of $500,000 and is payable on December 31, 2017 (the "Maturity Date"), and bears an interest rate of 4% per annum.  Interest income for the three months ended September 30, 2018 and 2017, was $nil and $1,041, respectively. On April 11, 2018, the Company determined that the promissory note receivable and the accrued interest thereon was impaired.  The promissory note receivable was assigned to an arm’s length accredited third party, in exchange for the waiver of the Convertible Note pursuant to the terms of an Assignment Agreement.

 On June 28, 2017 the Company issued $20,000 of unsecured convertible promissory notes (“Notes”). The Notes matured on June, 27, 2018, and bear interest at a rate of 8% per annum. The Notes are convertible into the Common Stock of the Company at a fixed conversion rate of $0.75 per share at any time prior to the maturity date. The Company evaluated the terms and conditions of the Notes under the guidance of ASC 815, Derivatives and Hedging. The conversion feature met the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a limitation on the number of shares issuable under the arrangement. The instrument was convertible into a fixed number of shares and there were no down round protection features contained in the contracts. The Company was required to consider whether the hybrid contracts embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount resulted in a BCF because the fair value of the conversion was greater than the Company’s stock price on the date of issuance and a BCF was recorded in the amount of $20,000 and accordingly the amount of $20,000 was credited to Additional Paid in Capital. The BCF which represents debt discount is accreted over the life of the loan using the effective interest rate. Accretion expense for the three months ended September 30, 2018 and 2017, was $nil and $792, respectively. Interest expense for the three months ended September 30, 2018 and 2017, was $226 and $412, respectively. As at September 30, 2018, the carrying value of the notes were $20,000 (June 30, 2018 - $20,000).

No amounts of principal and interest for the above mentioned notes have been paid to date.

LEGACY VENTURES INTERNATIONAL, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

NOTE 6 – RELATED PARTY ADVANCES AND BALANCES, AND ADVANCES FROM THIRD PARTIES

During the three months ended September 30, 2018 and 2017, the Company was advanced $nil and $6,500, respectively, by a third party. The funds were used to pay certain professional fees including auditors, and accountants. The Company is currently in the process of negotiating with the third party with respect to settlement of the amount advanced.

NOTE 7 - COMMON AND PREFERRED STOCK TRANSACTIONS

COMMON STOCK - AUTHORIZED

As at September 30, 2018, the Company was authorized to issue 10,000,000 of preferred stock, with a par value of $0.0001 and 100,000,000 of common stock, with a par value of $0.0001.

There were no common stock transactions in the periods ended September 30, 2018 and 2017.

 NOTE 8 - SUBSEQUENT EVENTS

On December 17, 2018, Mr. Letcavage the former Chief Executive Officer of the Company delivered to Peter Sohn an agreement for the acquisition by Mr. Sohn of the Shares from Mr. Letcavage, which agreement is dated August 9, 2018, but was delivered and deemed effective on December 17, 2018 (the “Agreement”). As a result Mr. Sohn is now able to unilaterally control the election of the Company’s Board of Directors, all matters upon which shareholder approval is required and, ultimately, the direction of the Company’s Company.

Subsequent to September 30, 2018, the Company was advanced $50,000 by an arm’s length third party by way of a convertible promissory note.

Subsequent to September 30, 2018, the promissory note receivable was assigned to an accredited arm’s length third party, in exchange for the waiver of the convertible promissory note payable pursuant to the terms of the Assignment Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties.  We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements.  The Company’s actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons.

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

On August 31, 2016, in order to fund the ongoing operation and further development of RM, the Company consented to new third party investments into RM in the approximate total amount of $175,000, made in the form of cash and retirement of indebtedness owed by RM. As result of these new investments into RM, the Company’s ownership percentage of the company was reduced to twenty percent (20%). In addition, the Company entered into a new Shareholder Agreement with RM, under which the shares in RM owned by the Company are subject to certain restrictions on transfer until such time as we declares a shareholder dividend of the Company’s RM shares following a going public transaction by RM, or in the alternative, for one (1) year after RM completes a going public transaction. Further, the Company disposed of an inter-company liability owed to us by RM in the amount of CDN$166,961.70. The liability was documented under a Demand Promissory Note issued to us by RM. The Company then assigned the note to an investor in RM in exchange for $3,000. Finally, the Company entered into a mutual Release agreement with RM. Under the Release, the Company released and discharged all liabilities owed to us by RM (with the exception of the Demand Promissory Note). RM in turn released us of all liabilities owing to RM and released us all ongoing contractual and financial responsibilities to RM, including the Company’s contractual obligation to further fund management fees or other expenses to be incurred by RM.

On June 28, 2017, Randall Letcavage entered into a stock purchase agreement for the acquisition of an aggregate of 286,720 shares of Common Stock of the Company, representing approximately 91% of the issued and outstanding shares of Common Stock of the Company as of such date, from Rehan Saeed, the previous majority shareholder of the Company (the “Purchase Agreement”). The Purchase Agreements were fully executed and delivered, and the transaction consummated as of and at July 7, 2017. Consequently, Mr. Letcavage was able to unilaterally control the election of the Company’s Board of Directors, all matters upon which shareholder approval is required and, ultimately, the direction of the Company.

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

Also on December 17, 2018, Mr. Letcavage delivered to Peter Sohn an agreement for the acquisition by Mr. Sohn of the Shares from Mr. Letcavage, which agreement is dated August 9, 2018, but was delivered and deemed effective on December 17, 2018 (the “Agreement”). As a result Mr. Sohn is now able to unilaterally control the election of the Company’s Board of Directors, all matters upon which shareholder approval is required and, ultimately, the direction of the Company.

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

Liquidity and Capital Resources

As of September 30, 2018, the Company's primary source of liquidity consisted of $15 in cash.  The Company financed its operations through a combination of advances from third parties.

The Company has sustained net losses which have resulted in a total stockholders' deficit at September 30, 2018, and is currently experiencing a shortfall in operating capital which raises doubt about the Company's ability to continue as a going concern.  The Company anticipates a net loss for the year ending June 30, 2019 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company's ability to continue operations.

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

Net Cash Used in Operating Activities

During the three months ended September 30, 2018, cash used in operations was $15 and $6,514 for the three months ended September 30, 2017, respectively.  Cash used in operating activities was primarily the result of selling, general and administrative expenses offset by an increase in accounts payable and accrued liabilities.

Net Cash Used in Investing Activities

There was no cash used in or provided from investing activities for the three months ended September 30, 2018. Net cash used in investing activities was $500,000 through the investment in a promissory note, for the three months ended September 30, 2017.

Net Cash Provided by Financing Activities

There was no cash used in or provided from financing activities for the three months ended September 30, 2018. Net cash provided by financing activities for the three months ended September 30, 2017, was $506,500, primarily the result of the issuance of a Convertible note and third party advances.

Results of Operations

Operating expenses.  Operating expenses for the three months ended September 30, 2018, was $7,083, compared with $nil for the three September 30, 2017.  Operating expenses in the three months ended September 30, 2018 largely consisted of accrued expenses for the Company’s auditors.

Other Income (Expenses). Other expenses for the three months ended September 30, 2018, was $476,688.  This was largely comprised of accretion expense on the convertible notes of $467,575 and interest expense on the convertible notes of $9,098.  For the three months ended September 30, 2017, other expenses included interest expense on the convertible notes of $1,453 and accretion expense of $796, this was offset to some extent by interest income of $1,041.

Net Loss. Net loss for the three months ended September 30, 2018 was $483,771 compared to a net loss of $1,222 for the three months ended September 30, 2017.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Personnel

The Company has no full-time employees, but utilizes other project-based contract personnel to carry out the Company’s business.  We utilize contract personnel on a continuous basis, primarily in connection with the filing of reports with the Securities and Exchange Commission which require a high level of specialization for one or more of the service components offered.

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

As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report were ineffective due to a lack of segregation of duties,  due to limited administrative and financial personnel and related resources and as the Company only has one director.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the period ended September 30, 2018 that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on the Company’s properties, results of operations, or financial condition. Nor, to the best of our knowledge, are any of the Company’s officers or directors involved in any legal proceedings in which we are an adverse party.

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

LEGACY VENTURES INTERNATIONAL, INC.
Date: May 16, 2019	By: /s/ Peter Sohn Name: Peter Sohn Title: Chief Financial Officer and Principal Executive Officer

