Form 10-Q
period 2018-12-31
LEGACY VENTURES INTERNATIONAL INC.
filed 2019-05-17
CIK 1616788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Interim Condensed Financial Statements of the Company are prepared as of December 31, 2018.

CONTENTS

Interim Condensed Balance Sheets	4

Interim Condensed Statements of Operations and Comprehensive Income (Loss)	5

Interim Condensed Statements of Cash Flows	7

Notes to the Interim Condensed Financial Statements	8

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED BALANCE SHEETS (unaudited)

(Expressed in US dollars)

		December 31,	June 30,
ASSETS	Note	2018	2018
Current assets
Cash		$37,234	$30
Total assets		$37,234	$30
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities		$62,487	$48,822
Secured promissory note	5	50,000	-
Convertible notes	5	20,000	52,425
Interest payable	5	2,216	17,609
Advances from third parties	6	22,925	22,925
Total liabilities		157,628	141,781

Stockholders' deficiency
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized:
Preferred Stock - no shares issued and outstanding December 31, 2018 and June 30, 2018	7	$-	$-
Common Stock, $0.0001 par value; 100,000,000 shares authorized:
Common Stock - 315,064 shares issued and outstanding December 31, 2018 and June 30, 2018	7	32	32
Additional paid in capital	5	6,394,771	6,394,771
Accumulated deficit		(6,515,197)	(6,536,554)
Total stockholders' deficit		(120,394)	(141,751)
Total liabilities and stockholders' deficiency		$37,234	$30
Going concern	2

See accompanying notes to the unaudited interim condensed financial statements

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(Expressed in US dollars)

		For the three months ended December 31,		For the six months ended December 31,
	Note	2018	2017	2018	2017
Operating expenses
Professional fees		$15,000	$15,620	$21,250	$15,620
Other general and administration		4,348	833	5,181	833
Loss from operations		(19,348)	(16,453)	(26,431)	(16,453)
Other income (expenses)
Gain on cancellation of convertible note	5	545,580	-	545,580	-
Interest income - Promissory note	5	-	5,041	-	6,082
Interest expense - Convertible and Secured notes	5	(21,089)	(5,444)	(30,187)	(6,897)
Accretion expense - Convertible notes	5	-	(1,617)	(467,575)	(2,413)
Bank charges		(15)	(15)	(30)	(29)
Total other expenses		524,476	(2,035)	47,788	(3,257)
Income (Loss) before taxes		505,128	(18,488)	21,357	(19,710)
Income tax expense		-	-	-	-
Net income (loss) and comprehensive income (loss)		$505,128	$(18,488)	$21,357	$(19,710)

Net income (loss) per share - basic	4	$1.60	$(0.06)	$0.07	$(0.06)
Net income (loss) per share - diluted	4	$1.48	$(0.06)	$0.06	$(0.06)

Weighted average number of common shares outstanding - basic	4	315,064	315,064	315,064	315,064

Weighted average number of common shares outstanding - diluted	4	341,731	315,064	341,731	315,064

See accompanying notes to the unaudited interim condensed financial statements

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

(Expressed in US dollars)

	For the six months ended December 31,
	2018	2017
Cash used in operating activities
Net income (loss)	$21,357	$(19,710)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Gain on cancellation of convertible note	(545,580)	-
Accretion expense - Convertible notes	467,575	2,413
Changes in non-cash operating assets and liabilities
Interest receivable - Promissory note	-	(6,082)
Interest payable - Convertible notes	30,187	6,897
Accounts payable and accrued liabilities	13,665	(6,472)
Net cash used in operating activities	(12,796)	(22,954)
Cash flow from investing activity
Promissory note receivable	-	(500,000)
Net cash used in investing activities	-	(500,000)
Cash flow from financing activities
Proceeds from secured promissory note	50,000	-
Proceeds from convertible note	-	500,000
Proceeds from third party advances	-	22,925
Net cash provided by financing activities	50,000	522,925
Decrease in cash	37,204	(29)
Cash, beginning of period	30	89
Cash, end of period	$37,234	$60

Cash payments for:
Interest	$-	$-
Income taxes	$-	$-

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

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

NOTE 2 – GOING CONCERN AND BASIS OF PRESENTATION

The Company’s unaudited interim condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the current period, the Company has incurred frequent losses from operations and as at December 31, 2018 an accumulated deficit. Further, as explained in Note 1, on August 31, 2016, the Company’s ownership percentage of RM Fresh has been reduced to 20%. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the interim condensed financial statements. The interim condensed financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on Form 10-K for the year ended June 30, 2018.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  Operating results for the three and six months ended December 31, 2018, are not necessarily indicative of the results to be expected for the year ending June 30, 2019.  Notes to the interim condensed financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the year ended June 30, 2018, as reported in Form 10-K have been omitted.

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

NOTE 4 - BASIC AND DILUTED NET LOSS PER SHARE

The Company follows ASC Topic 260 to account for the loss per share.  Basic earnings (loss) per common share ("EPS") calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents (if dilutive) outstanding. Diluted earnings per share for the three and six months ended December 31, 2018 , and weighted average common shares outstanding – diluted, reflects the conversion of the Unsecured Promissory Notes (see Note 5 for additional details). All dilutive common share equivalents were anti-dilutive for the three and six months ended December 31, 2017.

NOTE 5 – SECURED PROMISSORY AND CONVERTIBLE PROMISSORY NOTES

Secured Promissory Note

On December 2, 2018, the Company issued a Secured Promissory Note ("Secured Note") to an accredited investor.  The Secured Note has an aggregate principal amount of $50,000, and is payable on December 2, 2019 (the "Maturity Date"), and bears an interest rate of 4% per annum.  The amount owing under the Secured Note is secured by the assets of the Company. The note may be converted, the terms of which are to be negotiated between the Company and the note holder. Interest expense for the three and six months ended December 31, 2018, was $159.

Convertible Promissory Note

On September 11, 2017, the Company issued a Convertible Promissory Note ("Convertible Note") to an accredited investor.  The Convertible Note had an aggregate principal amount of $500,000, and was payable on September 11, 2018 (the "Maturity Date"), and bore an interest rate of 4% per annum, with an interest rate of 18% per annum if the Convertible Note was not repaid by the Maturity Date..  The holder could have converted the Convertible Note at any time up to the Maturity Date into shares of the Company's common stock at a conversion price equal to $1.00 per share.  The Company could have prepaid the Convertible Note prior to the Maturity Date and/or the date of conversion without penalty upon receiving the written consent of the holder.  As the conversion feature was not separable, it had been reflected on the balance sheet. Interest expense for the three months and six months ended December 31, 2018 was $8,872 and $29,580, respectively. Interest expense for the three and six months ended December 31, 2017, was $5,041 and $6,082, respectively.

The Convertible Note payable contained a beneficial conversion feature. As a result, the Company recognized a nominal value for the Convertible note, at the September 11, 2017 issuance date, the balance of which was accreted to the face value at the effective interest rate. Accretion expense for the three months ended December 31, 2018 and 2017 was $nil and $86, respectively. Accretion expense for the six months ended December 31, 2018 and 2017, was $467,575 and $90, respectively. The difference between the nominal value ascribed to the Convertible Note on issuance of $499,999 and the face value was recorded in Additional Paid In Capital.

Promissory Note Receivable

On September 11, 2017, the Company received a Promissory Note ("Promissory Note") from Nexalin Technology, Inc.  The Promissory Note has an aggregate principal amount of $500,000 and is payable on December 31, 2017 (the "Maturity Date"), and bears an interest rate of 4% per annum.  Interest income for the three months ended December 31, 2018 and 2017, was $nil and $5,041, respectively and $nil and $6,082, respectively for the six months ended December 31, 2018 and 2017. On April 11, 2018, the Company determined that the promissory note receivable and the accrued interest thereon was impaired.

On December 18, 2018, the Company entered into an assignment agreement with the holder of the Convertible Note, whereby, the Promissory Note was assigned the Convertible Note holder in exchange for the waiver and cancellation of the Convertible Note. As a result, the Company recognized a gain of $545,580 for the three and six months ended December 31, 2018, which was the carrying value of the Convertible Note and the accrued interest payable thereon at the time the assignment agreement was entered into.

Unsecured Promissory Notes

 On June 28, 2017 the Company issued $20,000 of unsecured convertible promissory notes (“Notes”). The Notes matured on June, 27, 2018, and bear interest at a rate of 8% per annum. The Notes are convertible into the Common Stock of the Company at a fixed conversion rate of $0.75 per share at any time prior to the maturity date. The Company evaluated the terms and conditions of the Notes under the guidance of ASC 815, Derivatives and Hedging. The conversion feature met the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a limitation on the number of shares issuable under the arrangement. The instrument was convertible into a fixed number of shares and there were no down round protection features contained in the contracts. The Company was required to consider whether the hybrid contracts embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount resulted in a BCF because the fair value of the conversion was greater than the Company’s stock price on the date of issuance and a BCF was recorded in the amount of $20,000 and accordingly the amount of $20,000 was credited to Additional Paid in Capital. The BCF which represents debt discount is accreted over the life of the loan using the effective interest rate. Accretion expense for the three months ended December 31, 2018 and 2017, was $nil and $1,531, respectively. Accretion expense for the six months ended December 31, 2018 and 2017, was $nil and $2,323, respectively. Interest expense for the six months ended December 31, 2018, and 2017, was $448 and $815, respectively. As at December 31, 2018, the carrying value of the notes were $20,000 (June 30, 2018 - $20,000).

No cash was paid for principal and interest for the above mentioned notes to date.

LEGACY VENTURES INTERNATIONAL, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

NOTE 6 –ADVANCES FROM THIRD PARTY

During the three months ended December 31, 2018, and 2017, the Company was advanced $nil and $16,425, respectively and $nil and $22,925, respectively, for the six months ended December 31, 2018 and 2017, by a third party. The funds were used to pay certain professional fees including auditors, and accountants. The Company is currently in the process of negotiating with the third party with respect to settlement of the amount advanced.

NOTE 7 - COMMON AND PREFERRED STOCK TRANSACTIONS

COMMON STOCK - AUTHORIZED

As at December 31, 2018, the Company was authorized to issue 10,000,000 of preferred stock, with a par value of $0.0001 and 100,000,000 of common stock, with a par value of $0.0001.

There were no common stock transactions which resulted in the issuance of shares in the common stock of the Company for the periods ended December 31, 2018 and 2017.

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

Liquidity and Capital Resources

As of December 31, 2018, the Company's primary source of liquidity consisted of $37,234 in cash held by a third party.  The Company financed its operations through a combination of short -term advances and issuance of a secured promissory note.

The Company has sustained net losses which have resulted in a total stockholders' deficit at December 31, 2018, and is currently experiencing a shortfall in operating capital which raises substantial doubt about the Company's ability to continue as a going concern.  The Company anticipates a net loss for the year ending June 30, 2019 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company's ability to continue operations.

On December 2, 2018, the Company issued a Secured Promissory Note ("Secured Note") to an accredited investor.  The Secured Note has an aggregate principal amount of $50,000, and is payable on December 2, 2019 (the "Maturity Date"), and bears an interest rate of 4% per annum.  The amount owing under the Secured Note is secured by the assets of the Company.

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

Net Cash Used in Operating Activities

During the six months ended December 31, 2018, and 2017, cash used in operations was $12,796 and $22,954, respectively. Cash used in operating activities was primarily the result of selling, general and administrative expenses offset by an increase in accounts payable and accrued liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities was $500,000 through the investment in a promissory note, for the six months ended December 31, 2017.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for was $50,000 for the six months ended December 31, 2018, as a result of the issuance of a secured promissory note. Net cash provided by financing activities for the six months ended December 31, 2017, was $522,925, the result of the issuance of a Convertible note and third party advances.

Results of Operations

Operating expenses.  Operating expenses for the three months ended December 31, 2018, was $19,348 compared with $16,453 for the three months ended December 31, 2017. Operating expenses for the six months ended December 31, 2018, was $26,431 compared with $16,453 for the six months ended December 31, 2017. Operating expenses consisted of accrued expenses for the Company’s auditors as well as other consulting and professional fees. Operating expenses were higher for the three and six month periods ended December 31, 2018 compared with the prior year periods as a result of additional consultants being used.

Other Income (Expenses). Other income (expenses) for the three months ended December 31, 2018, was income of $524,475 compared with an expense of $2,035 for the three months ended December 31, 2017. The current period was higher due to the gain recognized on the cancellation of the convertible note, offset to some extent by higher interest expense. Other income (expenses) for the six months ended December 31, 2018, was income of $47,788 compared with an expense of $3,257 for the six months ended December 31, 2017. The current period was higher due to the gain recognized on the cancellation of the convertible note, offset to some extent by higher interest expense and accretion expense.

Net Income (Loss). Net income for the three months ended December 31, 2018 was $505,128 compared to a net loss of $18,488 for the three months ended December 31, 2017. For the six months ended December 31, 2018, the Company recognized net income of $21,357 compared with a net loss of $19,710 for the six months ended December 31, 2017.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the period ended December 31, 2018 that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On December 18, 2018, the Company entered into an assignment agreement with the holder of the Convertible Note, whereby, the a Promissory Note receivable was assigned the Convertible Note holder in exchange for the waiver and cancellation of the Convertible Note.

On December 2, 2018, the Company issued a Secured Promissory Note ("Secured Note") to an accredited investor.  The Secured Note has an aggregate principal amount of $50,000, and is payable on December 2, 2019 (the "Maturity Date"), and bears an interest rate of 4% per annum.  The amount owing under the Secured Note is secured by the assets of the Company. The note may be converted, the terms of which are to be negotiated between the Company and the note holder.

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

