Form 10-Q
period 2019-03-31
LEGACY VENTURES INTERNATIONAL INC.
filed 2019-05-17
CIK 1616788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes []    No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	LGYV	OTC

 As of May 16, 2019, there were 315,064 outstanding shares of the registrant's common stock, $0.0001 par value per share.

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Interim Condensed Financial Statements of the Company are prepared as of March 31, 2019.

CONTENTS

Interim Condensed Balance Sheets	4

Interim Condensed Statements of Operations and Comprehensive Income (Loss)	5

Interim Condensed Statements of Cash Flows	7

Notes to the Interim Condensed Financial Statements	8

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED BALANCE SHEETS (unaudited)

(Expressed in US dollars)

		March 31,	June 30,
ASSETS	Note	2019	2018
Current assets
Cash		$32,235	$30
Total assets		$32,235	$30
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities		$74,171	$48,822
Secured promissory note	5	50,000	-
Convertible notes	5	20,000	52,425
Interest payable	5	2,928	17,609
Advances from third parties	6	22,925	22,925
Total liabilities		170,024	141,781

Stockholders' deficiency
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized:
Preferred Stock - no shares issued and outstanding March 31, 2019 and June 30, 2018	7	$-	$-
Common Stock, $0.0001 par value; 100,000,000 shares authorized:
Common Stock - 315,064 shares issued and outstanding March 31, 2019 and June 30, 2018	7	32	32
Additional paid in capital	5	6,394,771	6,394,771
Accumulated deficit		(6,532,592)	(6,536,554)
Total stockholders' deficit		(137,789)	(141,751)
Total liabilities and stockholders' deficiency		$32,235	$30
Going concern	2

See accompanying notes to the unaudited interim condensed financial statements

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(Expressed in US dollars)

			For the three months ended March 31,		For the nine months ended March 31,
	Note		2019	2018	2019	2018
Operating expenses
Professional fees			$15,850	$5,695	$37,100	$21,315
Other general and administration			833	834	6,014	1,667
Loss from operations			(16,683)	(6,529)	(43,114)	(22,982)
Other (expenses) income
Gain on cancellation of convertible note	5		-	-	545,580	-
Interest income - Promissory note	5		-	4,932	-	11,014
Interest expense - Convertible and Secured notes	5		(712)	(5,327)	(30,899)	(12,224)
Accretion expense - Convertible notes	5		-	(6,111)	(467,575)	(8,524)
Bank charges			-	(15)	(30)	(44)
Total other expenses			(712)	(6,521)	47,076	(9,778)
Income (Loss) before taxes			(17,395)	(13,050)	3,962	(32,760)
Income tax expense			-	-	-	-
Net income (loss) and comprehensive income (loss)			$(17,395)	$(13,050)	$3,962	$(32,760)

Net income (loss) per share - basic	4		$(0.06)	$(0.04)	$0.01	$(0.10)
Net income (loss) per share - diluted	4		$(0.06)	$(0.04)	$0.01	$(0.10)

Weighted average number of common shares outstanding - basic		4	315,064	315,064	315,064	315,064
Weighted average number of common shares outstanding - diluted		4	315,064	315,064	341,731	315,064

See accompanying notes to the unaudited interim condensed financial statements

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

(Expressed in US dollars)

	For the nine months ended March 31,
	2019	2018
Cash used in operating activities
Net income (loss)	$3,962	$(32,760)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Gain on cancellation of convertible note	(545,580)	-
Accretion expense - Convertible notes	467,575	8,524
Changes in non-cash operating assets and liabilities
Interest receivable - Promissory note	-	(11,014)
Interest payable - Convertible notes	30,899	12,224
Accounts payable and accrued liabilities	25,349	57
Net cash used in operating activities	(17,795)	(22,969)
Cash flow from investing activity
Promissory note receivable	-	(500,000)
Net cash used in investing activities	-	(500,000)
Cash flow from financing activities
Proceeds from secured promissory note	50,000	-
Proceeds from convertible note	-	500,000
Proceeds from third party advances	-	22,925
Net cash provided by financing activities	50,000	522,925
Decrease in cash	32,205	(44)
Cash, beginning of period	30	89
Cash, end of period	$32,235	$45

Cash payments for:
Interest	$-	$-
Income taxes	$-	$-

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

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

NOTE 2 – GOING CONCERN AND BASIS OF PRESENTATION

The Company’s unaudited interim condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the current period, the Company has incurred frequent losses from operations and as at March 31, 2019, an accumulated deficit. Further, as explained in Note 1, on August 31, 2016, the Company’s ownership percentage of RM Fresh has been reduced to 20%. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the interim condensed financial statements. The interim condensed financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on Form 10-K for the year ended June 30, 2018.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  Operating results for the three and nine months ended March 31, 2019, are not necessarily indicative of the results to be expected for the year ending June 30, 2019.  Notes to the interim condensed financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the year ended June 30, 2018, as reported in Form 10-K have been omitted.

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

LEGACY VENTURES INTERNATIONAL, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

NOTE 4 - BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The Company follows ASC Topic 260 to account for the net income (loss) per share.  Net income (loss) per common share ("EPS") calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings (loss) per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. Net income for the purposes of calculating the diluted EPS was $4,629, for the nine months ended March 31, 2019. Diluted earnings per share and weighted average common shares outstanding – diluted, for the nine months ended March 31, 2019, reflects the conversion of the Unsecured Promissory Notes (see Note 5 for additional details). All dilutive common share equivalents were anti-dilutive for the three months ended March 31,2019 and the three and nine months ended March 31 2018.

NOTE 5 – SECURED PROMISSORY AND CONVERTIBLE PROMISSORY NOTES

Secured Promissory Note

On December 2, 2018, the Company issued a Secured Promissory Note ("Secured Note") to an accredited investor.  The Secured Note has an aggregate principal amount of $50,000, and is payable on December 2, 2019 (the "Maturity Date"), and bears an interest rate of 4% per   annum.  The amount owing under the Secured Note is secured by the assets of the Company. The note may be converted, the terms of which are to be negotiated between the Company and the note holder. Interest expense for the three and nine months ended March 31, 2019, was $493 and $652, respectively.

Convertible Promissory Note

On September 11, 2017, the Company issued a Convertible Promissory Note ("Convertible Note") to an accredited investor.  The Convertible Note has an aggregate principal amount of $500,000, and was payable on September 11, 2018 (the "Maturity Date"), and bore an interest rate of 4% per annum, with an interest rate of 18% per annum if the Convertible Note was not repaid by the Maturity Date.  The holder could have converted the Convertible Note at any time up to the Maturity Date into shares of the Company's common stock at a conversion price equal to $1.00 per share.  The Company could have prepaid the Convertible Note prior to the Maturity Date and/or the date of conversion without penalty upon receiving the written consent of the holder.  As the conversion feature was not separable, it had been reflected on the balance sheet. Interest expense for the three months and nine months ended March 31, 2019, was $nil and $29,580, respectively. Interest expense for the three and nine months ended March 31, 2018, was $4,932 and $11,014, respectively.

The Convertible Note payable contained a beneficial conversion feature. As a result, the Company recognized a nominal value for the Convertible note, at the September 11, 2017 issuance date, the balance of which was accreted to the face value at the effective interest rate. Accretion expense for the three months ended March 31, 2019 and 2018 was $nil and $1,618, respectively. Accretion expense for the nine months ended March 31, 2019 was $467,575 and $1,708, respectively. The difference between the nominal value ascribed to the Convertible Note on issuance of $499,999 and the face value was recorded in Additional Paid In Capital.

Promissory Note Receivable

On September 11, 2017, the Company received a Promissory Note ("Promissory Note") from Nexalin Technology, Inc.  The Promissory Note has an aggregate principal amount of $500,000 and is payable on December 31, 2017 (the "Maturity Date"), and bears an interest rate of 4% per annum.  Interest income for the three months ended March 31, 2019 and 2018, was $nil and $4,932, respectively and $nil and $11,014, respectively for the nine months ended March 31, 2019 and 2018. On April 11, 2018, the Company determined that the promissory note receivable and the accrued interest thereon was impaired.

On December 18, 2018, the Company entered into an assignment agreement with the holder of the Convertible Note, whereby, the Promissory Note was assigned the Convertible Note holder in exchange for the waiver and cancellation of the Convertible Note. As a result, the Company recognized a gain of $545,580 for the nine months ended March 31, 2019, which was the carrying value of the Convertible Note and the accrued interest payable thereon at the time the assignment agreement was entered into.

Unsecured Promissory Notes

On June 28, 2017 the Company issued $20,000 of unsecured convertible promissory notes (“Notes”). The Notes matured on June, 27, 2018, and bear interest at a rate of 8% per annum. The Notes are convertible into the Common Stock of the Company at a fixed conversion rate of $0.75 per share at any time prior to the maturity date. The Company evaluated the terms and conditions of the Notes under the guidance of ASC 815, Derivatives and Hedging. The conversion feature met the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a limitation on the number of shares issuable under the arrangement. The instrument was convertible into a fixed number of shares and there were no down round protection features contained in the contracts. The Company was required to consider whether the hybrid contracts embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount resulted in a BCF because the fair value of the conversion was greater than the Company’s stock price on the date of issuance and a BCF was recorded in the amount of $20,000 and accordingly the amount of $20,000 was credited to Additional Paid in Capital. The BCF which represents debt discount is accreted over the life of the loan using the effective interest rate. Accretion expense for the three months ended March 31, 2019 and 2018, was $nil and $4,493, respectively and $nil and $6,816, respectively for the nine months ended March 31, 2018, and 2017, respectively. Interest expense for the three months ended March 31, 2019 and 2018 was $395 and $219, respectively, and $667 and $1,210 for the nine months ended March 31, 2019 and 2018, respectively. As at March 31, 2019, the carrying value of the notes were $20,000 (June 30, 2018 - $20,000).

No cash was paid for principal and interest for the above mentioned notes to date.

LEGACY VENTURES INTERNATIONAL, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

NOTE 6 –ADVANCES FROM THIRD PARTY

During the nine months ended March 31, 2019 and 2018, the Company was advanced $nil and $22,925, by a third party.   The funds were used to pay certain professional fees including auditors, and accountants. The Company is currently in the process of negotiating with the third party with respect to settlement of the amount advanced.

NOTE 7 - COMMON AND PREFERRED STOCK TRANSACTIONS

COMMON STOCK - AUTHORIZED

As at March 31, 2019, the Company was authorized to issue 10,000,000 of preferred stock, with a par value of $0.0001 and 100,000,000 of common stock, with a par value of $0.0001.

There were no common stock transactions which resulted in the issuance of shares in the common stock of the Company for the three and nine month ended March 31, 2019 and 2018.

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

On August 31, 2016, in order to fund the ongoing operation and further development of RM, the Company consented to new third party investments into RM in the approximate total amount of $175,000, made in the form of cash and retirement of indebtedness owed by RM. As result of these new investments into RM, the Company’s ownership percentage of the company was reduced to twenty percent (20%). In addition, the Company entered into a new Shareholder Agreement with RM, under which the shares in RM owned by the Company are subject to certain restrictions on transfer until such time as we declare a shareholder dividend of the Company’s RM shares following a going public transaction by RM, or in the alternative, for one (1) year after RM completes a going public transaction. Further, the Company disposed of an inter-company liability owed to us by RM in the amount of CDN$166,961.70. The liability was documented under a Demand Promissory Note issued to us by RM. The Company then assigned the note to an investor in RM in exchange for $3,000. Finally, the Company entered into a mutual Release agreement with RM. Under the Release, the Company released and discharged all liabilities owed to us by RM (with the exception of the Demand Promissory Note). RM in turn released us of all liabilities owing to RM and released us all ongoing contractual and financial responsibilities to RM, including the Company’s contractual obligation to further fund management fees or other expenses to be incurred by RM.

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

Liquidity and Capital Resources

As of March 31, 2019, the Company's primary source of liquidity consisted of $32,235 in cash held by a third party.  The Company financed its operations through a combination of short -term advances and issuance of a secured promissory note.

The Company has sustained net losses which have resulted in a total stockholders' deficit at March 31, 2019, and is currently experiencing a shortfall in operating capital which raises substantial doubt about the Company's ability to continue as a going concern.  The Company anticipates a net loss for the year ending June 30, 2019 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company's ability to continue operations.

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

Net Cash Used in Operating Activities

During the nine months ended March 31, 2019, and 2018, cash used in operations was $17,795 and $22,969, respectively. Cash used in operating activities was primarily the result of professional fees, general and administrative expenses offset by an increase in accounts payable and accrued liabilities.

Net Cash Used in Investing Activities

There was no cash used in investing activities for the nine months ended March 31, 2019. Net cash used in investing activities was $500,000 through the investment in a promissory note, for the nine months ended March 31, 2018.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for was $50,000 for the nine months ended March 31, 2018, as a result of the issuance of a secured promissory note. Net cash provided by financing activities for the nine months ended March 31, 2018, was $522,925, the result of the issuance of a Convertible note and third party advances.

Results of Operations

Operating expenses.  Operating expenses for the three months ended March 31, 2019, was $16,683 compared with $6,529 for the three months ended March 31, 2018. Operating expenses for the nine months ended March 31, 2019, was $43,114 compared with $22,982 for the nine months ended March 31, 2018. Operating expenses consisted of accrued expenses for the Company’s auditors as well as other consulting and professional fees. Operating expenses were higher for the three and nine month periods ended March 31, 2018 compared with the prior year periods as a result of additional consultants being used.

Other Income (Expenses). Other income (expenses) for the three months ended March 31, 2019, was an expense of $712 compared with an expense of $6,521 for the three months ended March 31, 2018. The current period was lower due to lower interest expense as a result of the cancellation of the Convertible Note and lower accretion expense. Other income (expenses) for the nine months ended March 31, 2019, was income of $47,076 compared with an expense of $9,778 for the nine months ended March 31, 2018. The current period was higher due to the gain recognized on the cancellation of the convertible note, offset to some extent by higher interest expense and accretion expense.

Net Income (Loss). Net loss for the three months ended March 31, 2019 was $17,395 compared to a net loss of $13,050 for the three months ended March 31, 2018. For the nine months ended March 31, 2019, the Company recognized net income of $3,962 compared with a net loss of $32,760 for the nine months ended March 31, 2018.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the period ended March 31, 2019, that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

