Form 10-K
period 2019-06-30
LEGACY VENTURES INTERNATIONAL INC.
filed 2019-10-11
CIK 1616788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended June 30, 2019

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

There  were a total of 315,064 shares of the registrant’s common stock outstanding as of October 11, 2019.

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

PART I

ITEM 1. BUSINESS

Overview

Legacy Ventures International, Inc. (“Legacy” or the “Company”), was incorporated on March 4, 2014 under the laws of the State of Nevada. The Company currently has no ongoing operations except for the incurring of general and administrative expenditures. Previously, since September 15, 2015, the Company operated through a wholly-owned subsidiary RM Fresh Brands Inc. (“RM Fresh”). On August 31, 2016, in order to fund the ongoing operation and further development of RM, the Company consented to new third party investments into RM in the approximate total amount of $175,000, made in the form of cash and retirement of indebtedness owed by RM. As result of these new investments into RM, the Company’s ownership percentage of the RM Fresh was reduced to twenty percent (20%). The Company entered into a mutual Release agreement with RM. Under the Release, the Company released and discharged all liabilities owed to the Company by RM (with the exception of the Demand Promissory Note). RM in turn released the Company of all liabilities owing to RM and released the Company all ongoing contractual and financial responsibilities to RM, including the Company’s contractual obligation to further fund management fees or other expenses to be incurred by RM. The carrying value of the investment in RM Fresh was previously written down to $nil

On June 28, 2017, Randall Letcavage entered into a stock purchase agreement for the acquisition of an aggregate of 286,720 shares of Common Stock of the Company, representing approximately 91% of the issued and outstanding shares of Common Stock of the Company as of such date, from Rehan Saeed, the previous majority shareholder of the Company (the “Purchase Agreement”). The Purchase Agreements were fully executed and delivered, and the transaction consummated as of and at July 7, 2017. Consequently, Mr. Letcavage was able to unilaterally control the election of our Board of Directors, all matters upon which shareholder approval is required and, ultimately, the direction of the Company.

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

Convertible Promissory Note

On September 11, 2017, the Company issued a Convertible Promissory Note to an accredited investor. The Note has an aggregate principal amount of $500,000 and matures one year from the date of issuance (the “Maturity Date”) and has an interest rate of 4% per annum. The holder may convert the Notes at any time up to the Maturity Date into shares of the Company’s common stock, par value $0.001 per share, at a conversion price equal to $1.00 per share and the note was to automatically convert upon the filing of the audited financial statement for Nexalin by the Company.

Promissory Note Receivable

On September 11, 2017, the Company received a Promissory Note ("Promissory Note") from Nexalin Technology, Inc.  The Promissory Note has an aggregate principal amount of $500,000 and is payable on December 31, 2017 (the "Maturity Date"), and bears an interest rate of 4% per annum.

As a result of the series of events noted previously, on April 11, 2018, the Company wrote-off the value of the note as well as the accrued interest receivable thereon. On December 18, 2018, the Company entered into an assignment agreement with the holder of the Convertible Note, whereby, the Promissory Note was assigned the Convertible Note holder in exchange for the waiver and cancellation of the Convertible Note. As a result, the Company recognized a gain of $545,580 for the year ended June 30, 2019, which was the carrying value of the Convertible Note and the accrued interest payable thereon at the time the assignment agreement was entered into.

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

On September 6, 2019, the Company issued a Secured Promissory Note ("Secured Note") to an accredited investor.  The Secured Note has an aggregate principal amount of $50,000, and is payable on September 6, 2020 (the "Maturity Date"), and bears an interest rate of 4% per   annum.  The amount owing under the Secured Note is secured by the assets of the Company. The note may be converted, the terms of which are to be negotiated between the Company and the note holder.

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

The following historical quotations obtained online at the OTC Markets website reflects the high and low bids for our Common Stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Fiscal Year Ended June 30, 2019

Quarter Ended	High $	Low $
June 30, 2019	$5.00	$2.00
March 31, 2019	$3.40	$2.75
December 31, 2018	$3.55	$2.75
September 30, 2018	$3.55	$3.50

Fiscal Year Ended June 30, 2018

Quarter Ended	High $	Low $
June 30, 2018	$5.00	$3.50
March 31, 2018	$4.10	$5.35
December 31, 2017	$5.80	$5.75
September 30, 2017	$6.01	$6.01

On October 10, 2019, the last sales price per share of our common stock was $2.99 per share, for an aggregate of 100 shares.

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

Shareholders

As of October 10, 2019, there are 315,064 shares of Common Stock issued and outstanding held by 32 shareholders of record.

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

On September 6, 2019, the Company issued a Secured Promissory Note ("Secured Note") to an accredited investor.  The Secured Note has an aggregate principal amount of $50,000, and is payable on September 6, 2020 (the "Maturity Date"), and bears an interest rate of 4% per   annum.  The amount owing under the Secured Note is secured by the assets of the Company. The note may be converted, the terms of which are to be negotiated between the Company and the note holder.

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

Results of Operations for the years ended June 30, 2019 and 2018

During the year ended June 30, 2019, the Company only incurred corporate expenses. It incurred professional fees of $40,850 and other general and administrative expenses of $10,347. Additionally, the Company incurred, $31,622 in interest expense, $467,575 in accretion expenses and $20,030 in bank charges and other. This was offset by a gain on the cancellation of the promissory note of $545,580 .

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

Liquidity and Capital Resources

As at June 30, 2019, the only current asset of the Company was Cash held by third party of $12,745 (June 30, 2018 - $30). As at June 30, 2019, the Company had total liabilities of $179,340(June 30, 2018 - $141,781).

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

Off Balance Sheet Arrangements

As of June 30, 2019, there were no off balance sheet arrangements.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the current period, the Company has incurred recurring losses from operations and as at June 30, 2019, an accumulated deficit of $6,561,398. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. These conditions cast substantial doubt on the Company’s ability to continue as a going concern. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the financial statements. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

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

The Company’s fiscal year-end is June 30. The Company’s functional currency is US dollar and the Company’s reporting currency is U.S. dollar.

Cash

Cash includes cash on hand and balances with banks or with third parties.

Loss Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. All dilutive common share equivalents were anti-dilutive for the years ended June 30, 2019 and 2018.

Foreign Currency Translation

Legacy Venture International, Inc.’s functional currency is US dollar. The Company’s reporting currency is U.S. dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year.

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

CHANGE IN ACCOUNTING POLICY

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LEGACY VENTURES INTERNATIONAL, INC.

15

Financial Statements

LEGACY VENTURES INTERNATIONAL, INC.

For the years ended June 30, 2019 and 2018

16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Legacy Ventures International Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Legacy Ventures International Inc. (the “Company”) as of June 30, 2019 and 2018 and the related statements of operations and comprehensive loss, changes in stockholders’ deficiency, and cash flows for the years ended June 30, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2019 in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ MPN LLP

Chartered Professional Accountants Licensed Public Accountants
We have served as the Company’s auditor since 2018.
Mississauga, Ontario
October 11, 2019

LEGACY VENTURES INTERNATIONAL, INC.

BALANCE SHEETS

		June 30	June 30,
ASSETS	Note	2019	2018
Current assets
Cash		$12,745	$30
Total assets		$12,745	$30
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities		$82,764	$48,822
Secured promissory note	5	50,000	-
Convertible notes	5	20,000	52,425
Interest payable	5	3,651	17,609
Advances from third parties	6	22,925	22,925
Total liabilities		179,340	141,781

Stockholders' deficiency
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized:
Preferred Stock - no shares issued and outstanding June 30, 2019 and June 30, 2018	7	$-	$-
Common Stock, $0.0001 par value; 100,000,000 shares authorized:
Common Stock - 315,064 shares issued and outstanding June 30, 2019 and June 30, 2018	7	32	32
Additional paid in capital	5	6,394,771	6,394,771
Accumulated deficit		(6,561,398)	(6,536,554)
Total stockholders' deficiency		(166,595)	(141,751)
Total liabilities and stockholders’ deficiency		$12,745	$30
Going concern	2
Subsequent event	9

See accompanying notes

LEGACY VENTURES INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		For the years ended June 30,
	Note	2019	2018
Operating expenses
Professional fees		$40,850	$29,581
Other general and administration		10,347	5,624
Loss from operations		(51,197)	(35,205)
Other (expenses) income
Write-off of promissory note and interest receivable	5	-	(511,617)
Gain on cancellation of convertible note	5	545,580	-
Interest income - Promissory note	5	-	11,617
Interest expense - Convertible and Secured notes	5	(31,622)	(17,609)
Accretion expense - convertible notes	5	(467,575)	(52,424)
Bank charges and other		(20,030)	(20,060)
Total other expenses		26,353	(590,093)
Loss before taxes		(24,844)	(625,298)
Income tax expense		-	-
Net loss and comprehensive loss		$(24,844)	$(625,298)

Net loss per share - basic and diluted	4	$(0.08)	$(1.98)

Weighted average number of common shares outstanding - basic and diluted	4	315,064	315,064

See accompanying notes

LEGACY VENTURES INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

		Common Stock
	Note	Number of Shares	Amount	Additional paid in capital	Deficit	Total
June 30, 2017		315,064	$32	$5,894,772	$(5,911,256)	$(16,452)
Issuance of convertible promissory note	5	-	-	499,999	-	499,999
Net loss		-	-	-	(625,298)	(625,298)
June 30, 2018		315,064	$32	$6,394,771	$(6,536,554)	$(141,751)
Net loss		-	-	-	(24,844)	(24,844)
June 30, 2019		315,064	$32	$6,394,771	$(6,564,398))	$(166,595)

See accompanying notes

LEGACY VENTURES INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2019	2018
Cash used in operating activities
Net loss	$(24,844)	$(625,298)
Adjustments to reconcile net loss to net cash used by operating activities:
Write-off of promissory note and interest receivable	-	511,617
Gain on cancellation of convertible note	(545,580)	-
Accretion expense - Debt discount on convertible promissory note	467,575	52,424
Changes in non-cash operating assets and liabilities
Interest receivable - Promissory note	-	(11,617)
Interest payable - Convertible notes	31,622	17,609
Accounts payable and accrued liabilities	33,942	32,281
Net cash used in operating activities	(37,285)	(22,984)
Cash flow from investing activity
Promissory note receivable	-	(500,000)
Net cash used in investing activity	-	(500,000)
Cash flow from financing activities
Proceeds from secured promissory note	50,000	-
Proceeds from convertible note	-	500,000
Proceeds from third party advances	-	22,925
Net cash provided by financing activities	50,000	522,925
Increase (decrease) in cash	12,715	(59)
Cash, beginning of year	30	89
Cash, end of year	$12,745	$30

Cash payments for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes

LEGACY VENTURES INTERNATIONAL, INC.

Notes to the Financial Statements

For the years ended June 30, 2019 and 2018

1. NATURE OF OPERATIONS

Legacy Ventures International, Inc. (“Legacy” or the “Company”), was incorporated on March 4, 2014 under the laws of the State of Nevada The Company currently has no ongoing operations except for the incurring of general and administrative expenditures. Previously, since September 15, 2015, the Company operated through a wholly-owned subsidiary RM Fresh Brands Inc. (“RM Fresh”). On August 31, 2016, in order to fund the ongoing operation and further development of RM, the Company consented to new third party investments into RM in the approximate total amount of $175,000, made in the form of cash and retirement of indebtedness owed by RM. As result of these new investments into RM, the Company’s ownership percentage of the RM Fresh was reduced to twenty percent (20%). The Company entered into a mutual Release agreement with RM. Under the Release, the Company released and discharged all liabilities owed to the Company by RM (with the exception of the Demand Promissory Note). RM in turn released the Company of all liabilities owing to RM and released the Company all ongoing contractual and financial responsibilities to RM, including the Company’s contractual obligation to further fund management fees or other expenses to be incurred by RM. The carrying value of the investment in RM Fresh was previously written down to $nil.

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

LEGACY VENTURES INTERNATIONAL, INC.

Notes to the Financial Statements

For the years ended June 30, 2019 and 2018

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

LEGACY VENTURES INTERNATIONAL, INC.

Notes to the Financial Statements

For the years ended June 30, 2019 and 2018

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

(iv)	Nexalin and the Nexalin Shareholders were to be given the opportunity to initiate and complete their legal, accounting and business due diligence of the Company and the results were to be satisfactory to Nexalin and the Nexalin Shareholders in their sole and absolute discretion; and

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

LEGACY VENTURES INTERNATIONAL, INC.

Notes to the Financial Statements

For the years ended June 30, 2019 and 2018

2. GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the current year, the Company has incurred recurring losses from operations and as at June 30, 2019 has a working capital deficiency, and an accumulated deficit of $6,561,398. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. These conditions raise substantial doubt about our ability to continue as a going concern. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the financial statements. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in United States dollars (“USD”).

The Company’s fiscal year-end is June 30. The Company’s functional currency is US dollar and the Company’s reporting currency is U.S. dollar.

Cash

Cash includes cash on hand and balances with banks or with third parties.

Loss Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. All dilutive common share equivalents were anti-dilutive for the years ended June 30, 2019 and 2018.

LEGACY VENTURES INTERNATIONAL, INC.

Notes to the Financial Statements

For the years ended June 30, 2019 and 2018

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

Legacy Venture International, Inc.’s functional currency is US dollar. The Company’s reporting currency is U.S. dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year.

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

LEGACY VENTURES INTERNATIONAL, INC.

Notes to the Financial Statements

For the years ended June 30, 2019 and 2018

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

LEGACY VENTURES INTERNATIONAL, INC.

Notes to the Financial Statements

For the years ended June 30, 2019 and 2018

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENTLY ADOPTED ACCOUNTING POLICY

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

4. BASIC AND DILUTED NET LOSS PER SHARE

The Company follows ASC Topic 260 to account for the loss per share.  Basic loss per common share ("EPS") calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents (if dilutive) outstanding. All dilutive common share equivalents were anti-dilutive for the years ended June 30, 2019 and 2018.

LEGACY VENTURES INTERNATIONAL, INC.

Notes to the Financial Statements

For the years ended June 30, 2019 and 2018

5. SECURED PROMISSORY AND CONVERTIBLE PROMISSORY NOTES

Secured Promissory Note

On December 2, 2018, the Company issued a Secured Promissory Note ("Secured Note") to an accredited investor.  The Secured Note has an aggregate principal amount of $50,000, and is payable on December 2, 2019 (the "Maturity Date"), and bears an interest rate of 4% per   annum.  The amount owing under the Secured Note is secured by the assets of the Company. The Secured Note may be converted, the terms of which are to be negotiated between the Company and the note holder. Interest expense for the year ended June 30, 2019 was $1,151.

Convertible Promissory Note

On September 11, 2017, the Company issued a Convertible Promissory Note (“Convertible Note”) to an accredited investor. The Convertible Note has an aggregate principal amount of $500,000 and matures one year from the date of issuance (the “Maturity Date”) and has an interest rate of 4% per annum. The holder may convert the Convertible Note at any time up to the Maturity Date into shares of the Company’s common stock, par value $0.001 per share, at a conversion price equal to $1.00 per share and the Convertible Note was to automatically convert upon the filing of the audited financial statement for Nexalin by the Company. The Company may prepay the Convertible Note prior to the Maturity Date and/or the date of conversion without penalty upon receiving the written consent of the holder. Interest expense for the year ended June 30, 2019 was $29,580. Interest expense for the year ended June 30, 2018 was $16,000.

The Convertible Note payable contained a beneficial conversion feature. As a result, the Company recognized a nominal value for the Convertible Note, at the September 11, 2017 issuance date, the balance of which will be accreted to the face value at the effective interest rate. For the years ended June 30, 2019, and 2018, accretion expense was $476,575 and $32,424, respectively. The difference between the nominal value ascribed to the Convertible Note on issuance and the face value was recorded in Additional Paid In Capital.

As a result of the series of events noted above, on April 11, 2018, the Company wrote-off the value of the Convertible Note as well as the accrued interest receivable thereon. The Convertible Note was assigned to an accredited arm’s length third party, in exchange for the waiver of the promissory note payable pursuant to the terms of the Assignment Agreement.

On September 11, 2017, the Company received a Promissory Note ("Promissory Note") from Nexalin Technology, Inc.  The Promissory Note has an aggregate principal amount of $500,000 and is payable on December 31, 2017 (the "Maturity Date"), and bears an interest rate of 4% per annum.  Interest income for the year ended June 30, 2018 was $11,617.

On December 18, 2018, the Company entered into an assignment agreement (“Assignment Agreement”) with the holder of the Convertible Note, whereby, the Promissory Note was assigned to the Convertible Note holder in exchange for the waiver and cancellation of the Convertible Note. As a result, the Company recognized a gain of $545,580 for the year ended June 30, 2019, which was the carrying value of the Convertible Note and the accrued interest payable thereon at the time the assignment agreement was entered into.

Unsecured Convertible Promissory Notes

On June 28, 2017 the Company issued $20,000 of unsecured convertible promissory notes (“Convertible Notes”). The notes were assigned to 5 different arm’s length parties, each holding $4,000. The Convertible Notes matured on June 27, 2018, and bear interest at a rate of 8% per annum, and 4 % for amounts owing past the default date. The Convertible Notes are convertible into the Common Stock of the Company at a fixed conversion rate of $0.75 per share at any time prior to the maturity date. The Company evaluated the terms and conditions of the Convertible Notes under the guidance of ASC 815, Derivatives and Hedging. The conversion feature met the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a limitation on the number of shares issuable under the arrangement. The instrument was convertible into a fixed number of shares and there were no down round protection features contained in the contracts. The Company was required to consider whether the hybrid contracts embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount resulted in a BCF because the fair value of the conversion was greater than the Company’s stock price on the date of issuance and a BCF was recorded in the amount of $20,000 and accordingly the amount of $20,000 was credited to Additional Paid in Capital. The BCF which represents debt discount is accreted over the life of the loan using the effective interest rate. Accretion expense for the years ended June 30, 2019 and 2018, was $nil and $20,000, respectively. Interest expense for the years ended June 30, 2019 and 2018 was $891 and $1,609. As at June 30, 2019, the carrying value of the Convertible Note was $20,000.

No amounts have been paid to date for the above mentioned notes.

6. ADVANCES AND BALANCES, AND ADVANCES FROM THIRD PARTIES

During the years ended June 30, 2019 and 2018, the Company was advanced $nil and $22,925, respectively, by a third party, the funds were used to pay certain professional fees including auditors, and accountants. The Company is currently in the process of negotiating with the third party with respect to settlement of the amount advanced.

LEGACY VENTURES INTERNATIONAL, INC.

Notes to the Financial Statements

For the years ended June 30, 2019 and 2018

7. STOCKHOLDERS’ DEFICIENCY

COMMON AND PREFERRED STOCK - AUTHORIZED

As at June 30, 2019 and 2018, the Company was authorized to issue 10,000,000 of preferred stock, with a par value of $0.0001 and 100,000,000 shares of common stock, with a par value of $0.0001.

COMMON STOCK - ISSUED AND OUTSTANDING

There were no common stock transactions for the years ended June 30, 2019 and 2018.

At June 30, 2019 and 2018, there were 315,064 shares of common stock issued and outstanding.

8. INCOME TAXES

Income taxes

The provision for income taxes differs from that computed at the corporate tax rate of approximately 21% (2018-27.5%)as follows:

	2019	2018
Net loss before income taxes	$(24,844)	$625,298
Expected income tax recovery at statutory rates	(5,220)	171,960
Tax rate and other adjustments	-	(150,310)
Tax effect of non-deductible expenses	(12,180)	(19,920)
Change in valuation allowance	17,400	(1,730)
Provision for (benefit from) income taxes	$-	$-

LEGACY VENTURES INTERNATIONAL, INC.

Notes to the Financial Statements

For the years ended June 30, 2019 and 2018

8. INCOME TAXES (continued)

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

Net deferred tax assets consist of the following components as of June 30, 2019:

	2019	2018
Deferred tax assets (non-current):
Net operating loss	$260,290	$249,520
Interest limitation under 163(j)	6,640	-
	266,930	249,520
Valuation allowance	(266,930)	(249,520)
Net deferred tax assets	$-	$-

 At June 30, 2019 the Company had U.S. non-capital income tax losses of $51,230 which can be carried forward indefinitely. Prior year U.S non-capital income tax losses expire as follows:

2034	$$107,770
2035	494,050
2036	33,560
2037	552,870
$1,188,250

9. SUBSEQUENT EVENT

 On September 6, 2019, the Company issued a Secured Promissory Note ("Secured Note") to an accredited investor.  The Secured Note has an aggregate principal amount of $50,000, and is payable on September 6, 2020 (the "Maturity Date"), and bears an interest rate of 4% per   annum.  The amount owing under the Secured Note is secured by the assets of the Company. The note may be converted, the terms of which are to be negotiated between the Company and the note holder.

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ended June 30, 2019.

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

Our management, including our Chief Executive Officer and Principal Financial Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. In making this assessment, management used the framework in Internal Control - Integrated Framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the COSO- 2013 criteria. Based on the assessment performed, management believes that as of June 30, 2018, our internal control over financial reporting was not effective based upon the COSO-2013 criteria. Additionally, based on management’s assessment, we determined that there were material weaknesses in our internal control over financial reporting as of June 30, 2019.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

During the year ended June 30, 2019, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Code of Ethics

directors as a group. Percentage figures for beneficial ownership of common stock are based upon: 315,064 shares of common stock outstanding as of October 10, 2019.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Item 11. Executive Compensation

Compensation Discussion and Analysis

We presently do not have employment or compensation agreements with any of our named executive officers and have not established any overall system of executive compensation or any fixed policies regarding compensation of executive officers.

Summary Compensation Table

Compensation

For the year ended June 30, 2019, the Company’s sole Director and Officer, earned fees of $8,000. For the year ended June 30, 2018 $nil in fees were earned.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will mat erially affect us:

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

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees billed for each of the last two fiscal years by the Company’s independent registered public accounting firm, MNP LLP for the years ended June 30, 2019 and 2018, in connection with the audit of the Company’s financial statements and other professional services rendered.

Year Ended:	Audit Services	Audit Related Fees		Tax Fees	Other Fees
June 30, 2019	$18,125		$-	$-	$-
June 30, 2018	$17,141	$		$-	$-

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of October 2019.

Legacy Ventures International, Inc. (Registrant)

By:	/s/ Peter Sohn
Peter Sohn

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Peter Sohn	President and Chief Executive Officer	October 11, 2019
Peter Sohn	(Principal Executive and Financial Officer)

