Form 10-Q
period 2019-09-30
LEGACY VENTURES INTERNATIONAL INC.
filed 2019-11-14
CIK 1616788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes []    No [X]

 As of November 14, 2019, there were 315,064 outstanding shares of the registrant's common stock, $0.0001 par value per share.

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Interim Condensed Financial Statements of the Company are prepared as of September 30, 2019.

CONTENTS

Interim Condensed Balance Sheets	4

Interim Condensed Statements of Operations and Comprehensive Loss	5

Interim Condensed Statements of Stockholders’ Deficiency	6

Interim Condensed Statements of Cash Flows	7

Notes to the Interim Condensed Financial Statements	8

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED BALANCE SHEETS (unaudited)

(Expressed in US dollars)

		September 30	June 30,
ASSETS	Note	2019	2019
Current assets
Cash		$23,025	$12,745
Total assets		$23,025	$12,745
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities		$79,422	$82,764
Secured promissory notes	5	77,575	50,000
Convertible notes	5	20,000	20,000
Interest payable	5	4,385	3,651
Advances from third parties	6	22,925	22,925
Total liabilities		204,307	179,340

Stockholders' deficiency
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized:
Preferred Stock - no shares issued and outstanding September 30, 2019 and June 30, 2019	7	$-	$-
Common Stock, $0.0001 par value; 100,000,000 shares authorized:
Common Stock - 315,064 shares issued and outstanding September 30, 2019 and June 30, 2019	7	32	32
Additional paid in capital		6,394,771	6,394,771
Accumulated deficit		(6,576,085)	(6,561,398)
Total stockholders' deficiency		(181,282)	(166,595)
Total liabilities and stockholders' deficiency		$23,025	$12,745
Going concern	2

See accompanying notes to the unaudited interim condensed financial statements

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(Expressed in US dollars)

		For the three months ended September 30,
	Note	2019	2018
Operating expenses
Professional fees		$11,250	$6,250
Other general and administration		2,704	833
Loss from operations		(13,954)	(7,083)
Other (expenses) income
Interest expense - Convertible and Secured notes	5	(733)	(9,098)
Accretion expense - Convertible notes	5	-	(467,575)
c		-	(15)
Total other expenses		(733)	(476,688)
Loss before taxes		(14,687)	(483,771)
Income tax expense		-	-
Net loss and comprehensive loss		$(14,687)	$(483,771)

Net loss per share - basic and diluted	3	$(0.05)	$(1.54)

Weighted average number of common shares outstanding - basic and diluted		315,064	315,064

See accompanying notes to the unaudited interim condensed financial statements

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

(Expressed in US dollars)

	Common Stock
	Number of Shares	Amount	Additional paid in capital	Accumulated Deficit	Total
June 30, 2018	315,064	$32	$6,394,771	$(6,536,554)	$(141,751)
Net loss	-	-	-	(483,771)	(483,771)
September 30, 2018	315,064	$32	$6,394,771	$(7,020,325)	(625,522)
Net income	-	-	-	458,927	458,927
June 30, 2019	315,064	$32	$6,394,771	$(6,561,398)	$(166,595)
Net loss	-	-	-	(14,687)	(14,687)
September 30, 2019	315,064	$32	$6,394,771	$(6,576,085)	$(181,282)

 See accompanying notes to the unaudited interim condensed financial statements

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(Expressed in US dollars)

	For the three months ended September 30,
	2019	2018
Cash used in operating activities
Net loss	$(14,687)	$(483,771)
Adjustments to reconcile net loss to net cash used by operating activities:
Accretion expense - Debt discount on convertible promissory note	-	467,575
Changes in non-cash operating assets and liabilities
Interest payable - Convertible notes	733	9,098
Accounts payable and accrued liabilities	(3,342)	7,083
Net cash used in operating activities	(17,296)	(15)
Cash flow from investing activities
Net cash used in investing activities	-	-
Cash flow from financing activity
Proceeds from secured convertible note	27,576	-
Net cash provided by financing activity	27,576	-
Increase (decrease) in cash	10,280	(15)
Cash, beginning of period	12,745	30
Cash, end of period	$23,025	$15

Cash payments for:
Interest	$-	$-
Income taxes	$-	$-

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

 On December 17, 2018, Mr. Letcavage delivered to Peter Sohn an agreement for the acquisition by Mr. Sohn of the Shares from Mr. Letcavage, which agreement is dated August 9, 2018, but was delivered and deemed effective on December 17, 2018 (the “Agreement”). As a result, Mr. Sohn is now able to unilaterally control the election of our Board of Directors, all matters upon which shareholder approval is required and, ultimately, the direction of the Company

LEGACY VENTURES INTERNATIONAL, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

Share Exchange Agreement and Subscriptions

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

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

NOTE 2 – GOING CONCERN AND BASIS OF PRESENTATION

The Company’s interim condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the current year, the Company has incurred recurring losses from operations and as at September 30, 2019 has a working capital deficiency of $181,282, and an accumulated deficit of $6,576,085. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. These conditions raise substantial doubt about our ability to continue as a going concern. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the financial statements. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

The unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on Form 10-K for the year ended June 30, 2019.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  Operating results for the three months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending June 30, 2020.  Notes to the interim condensed financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the year ended June 30, 2019, as reported in Form 10-K, have been omitted.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies have not changed from the year ended June 30, 2019 with the exception of the accounting change discussed below.

 NOTE 4 - BASIC AND DILUTED NET LOSS PER SHARE

The Company follows ASC Topic 260 to account for the loss per share.  Basic earnings (loss) per common share ("EPS") calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents (if dilutive) outstanding. All dilutive common share equivalents were anti-dilutive for the three months ended September 30, 2019 and 2018.

LEGACY VENTURES INTERNATIONAL, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

NOTE 5 – PROMISSORY AND CONVERTIBLE NOTES

On September 11, 2017, the Company issued a Convertible Promissory Note ("Convertible Note") to an accredited investor.  The Convertible Note has an aggregate principal amount of $500,000, and was payable on September 11, 2018   (the "Maturity Date"), and bears an interest rate of 4% per annum, with an interest rate of 18% per annum if the Convertible Note was not repaid by the Maturity Date.  The holder may convert the Convertible Note at any time up to the Maturity Date into shares of the Company's common stock, par value $0.001 per share, at a conversion price equal to $1.00 per share.  The Company could prepay the Convertible Note prior to the Maturity Date and/or the date of conversion without penalty upon receiving the written consent of the holder.

The Convertible Note payable contained a beneficial conversion feature. As a result, the Company recognized a nominal value for the Convertible note, at the September 11, 2017 issuance date, the balance of which was accreted to the face value at the effective interest rate. Accretion expense for the three months ended September 30, 2019 and September 30, 2018 was $nil and $467,575. The difference between the nominal value ascribe to the Convertible Note on issuance and the face value was recorded in the Additional Paid In Capital.

As a result of the series of events noted above, on April 11, 2018, the Company wrote-off the value of the Convertible Note as well as the accrued interest receivable thereon. The Convertible Note was assigned to an accredited arm’s length third party, in exchange for the waiver of the promissory note payable pursuant to the terms of the Assignment Agreement.

On September 11, 2017, the Company received a Promissory Note ("Promissory Note") from Nexalin Technology, Inc.  The Promissory Note has an aggregate principal amount of $500,000 and is payable on December 31, 2017 (the "Maturity Date") and bears an interest rate of 4% per annum.

On December 18, 2018, the Company entered into an assignment agreement (“Assignment Agreement”) with the holder of the Convertible Note, whereby, the Promissory Note was assigned to the Convertible Note holder in exchange for the waiver and cancellation of the Convertible Note. As a result, the Company recognized a gain of $545,580 for the year ended June 30, 2019, which was the carrying value of the Convertible Note and the accrued interest payable thereon at the time the assignment agreement was entered into

UNSECURED CONVERTIBLE PROMISSORY NOTES

On December 2, 2018, the Company issued a Secured Promissory Note ("Secured Notes") to an accredited investor.  The Secured Note has an aggregate principal amount of $50,000, and is payable on December 2, 2019 (the "Maturity Date"), and bears an interest rate of 4% per annum.  The amount owing under the Secured Note is secured by the assets of the Company. The note may be converted, the terms of which are to be negotiated between the Company and the note holder.

On September 6, 2019, the Company issued a Secured Promissory Note ("Secured Notes") to an accredited investor.  The Secured Note has an aggregate principal amount of $50,000, and is payable on September 6, 2020 (the "Maturity Date"), and bears an interest rate of 4% per   annum.  The amount owing under the Secured Note is secured by the assets of the Company. The note may be converted, the terms of which are to be negotiated between the Company and the note holder. The Company has received $27,576 as at period end.

 On June 28, 2017 the Company issued $20,000 of unsecured convertible promissory notes (“Notes”). The Notes matured on June, 27, 2018, and bear interest at a rate of 8% per annum. The Notes are convertible into the Common Stock of the Company at a fixed conversion rate of $0.75 per share at any time prior to the maturity date. The Company evaluated the terms and conditions of the Notes under the guidance of ASC 815, Derivatives and Hedging. The conversion feature met the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a limitation on the number of shares issuable under the arrangement. The instrument was convertible into a fixed number of shares and there were no down round protection features contained in the contracts. The Company was required to consider whether the hybrid contracts embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount resulted in a BCF because the fair value of the conversion was greater than the Company’s stock price on the date of issuance and a BCF was recorded in the amount of $20,000 and accordingly the amount of $20,000 was credited to Additional Paid in Capital. The BCF which represents debt discount is accreted over the life of the loan using the effective interest rate. Accretion expense for the three months ended September 30, 2019 and 2018 was $nil, respectively. Interest expense for the three months ended September 30, 2019 and 2018, was $229 and $226, respectively. As at September 30, 2019, the carrying value of the notes were $20,000 (June 30, 2018 - $20,000).

No amounts of principal and interest for the above mentioned notes have been paid to date.

LEGACY VENTURES INTERNATIONAL, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

NOTE 6 – RELATED PARTY ADVANCES AND BALANCES, AND ADVANCES FROM THIRD PARTIES

During the three months ended September 30, 2019 and 2018, the Company was advanced $nil, respectively, by a third party. The funds were used to pay certain professional fees including auditors, and accountants. The Company is currently in the process of negotiating with the third party with respect to settlement of the amount advanced.

NOTE 7 - COMMON AND PREFERRED STOCK TRANSACTIONS

COMMON STOCK - AUTHORIZED

As at September 30, 2019, the Company was authorized to issue 10,000,000 of preferred stock, with a par value of $0.0001 and 100,000,000 of common stock, with a par value of $0.0001.

There were no common stock transactions in the periods ended September 30, 2019 and year ended June 30, 2019.

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

Liquidity and Capital Resources

As of September 30, 2019, the Company's primary source of liquidity consisted of $23,025 (June 30, 2019 - $12,745) in cash.  The Company financed its operations through a combination of advances from third parties.

The Company has sustained net losses which have resulted in a total stockholders' deficit at September 30, 2019, and is currently experiencing a shortfall in operating capital which raises doubt about the Company's ability to continue as a going concern.  The Company anticipates a net loss for the year ending June 30, 2020 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company's ability to continue operations.

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

Net Cash Used in Operating Activities

During the three months ended September 30, 2019, cash used in operations was $17,296 and $15 for the three months ended September 30, 2018, respectively.  Cash used in operating activities was primarily the result of selling, general and administrative expenses offset by an increase in accounts payable and accrued liabilities.

Net Cash Used in Investing Activities

There was no cash used in or provided from investing activities for the three months ended September 30, 2019 and September 30, 2018.

Net Cash Provided by Financing Activities

There was cash provided from financing activities of $27,576 for the three months ended September 30, 2019. Net cash provided by financing activities for the three months ended September 30, 2018, was $nil

Results of Operations

Operating expenses.  Operating expenses for the three months ended September 30, 2019, was $13,954, compared with $7,083 for the three months ended September 30, 2018.  Operating expenses in the three months ended September 30, 2019 largely consisted of accrued expenses for the Company’s auditors and accountants

Other Income (Expenses). Other expenses for the three months ended September 30, 2019, was $733 compared with $476,688 for the three months ended September 30, 2019.  This was largely comprised of accretion expense on the convertible notes of $467,575 and interest expense on the convertible notes of $9,098.

Net Loss. Net loss for the three months ended September 30, 2019 was $14,687 compared to a net loss of $483,771 for the three months ended September 30, 2018.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the period ended September 30, 2019 that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 6, 2019, the Company issued a Secured Promissory Note ("Secured Note") to an accredited investor.  The Secured Note has an aggregate principal amount of up to $50,000 and is payable on September 6, 2020 (the "Maturity Date"), and bears an interest rate of 4% per   annum.  The amount owing under the Secured Note is secured by the assets of the Company. The note may be converted, the terms of which are to be negotiated between the Company and the note holder.

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

LEGACY VENTURES INTERNATIONAL, INC.
Date: November 14, 2019	By: /s/ Peter Sohn Name: Peter Sohn Title: Chief Financial Officer and Principal Executive Officer

