Form 10-Q
period 2020-03-31
LEGACY VENTURES INTERNATIONAL INC.
filed 2020-05-15
CIK 1616788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]    No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company", in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]
(Do not check if smaller reporting company)	Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [_]    No [X]

 As of May 15, 2020, there were 315,064 outstanding shares of the registrant's common stock, $0.0001 par value per share

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Interim Condensed Financial Statements of the Company are prepared as of March 31, 2020

CONTENTS

Interim Condensed Balance Sheets	4

Interim Condensed Statements of Operations and Comprehensive Loss (Income)	5

Interim Condensed Statements of Stockholders’ Deficiency	6

Interim Condensed Statements of Cash Flows	7

Notes to the Interim Condensed Financial Statements	8

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED BALANCE SHEETS (unaudited)

(Expressed in US dollars)

		March 31,	June 30,
ASSETS	Note	2020	2019
Current assets
Cash		$19,267	$12,745
Total assets		$19,267	$12,745
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities		$76,001	$82,764
Secured promissory notes	4	100,000	50,000
Convertible notes	4	20,000	20,000
Interest payable	4	8,797	3,651
Advances from third parties	5	22,925	22,925
Total liabilities		227,723	179,340

Stockholders' deficiency
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized:
Preferred Stock - no shares issued and outstanding March 31, 2020 and June 30, 2019	6	$—	$—
Common Stock, $0.0001 par value; 100,000,000 shares authorized:
Common Stock - 315,064 shares issued and outstanding March 31, 2020 and June 30, 2019	6	32	32
Additional paid in capital	4	6,394,771	6,394,771
Accumulated deficit		(6,603,259)	(6,561,398)
Total liabilities and stockholders' deficiency		(208,456)	(166,595)
		$19,267	$12,745
Going concern	2

See accompanying notes to the unaudited interim condensed financial statements

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited)

(Expressed in US dollars)

		For the three months ended March 31,		For the nine months ended March 31,
	Note	2020	2019	2020	2019
Operating expenses
Professional fees		$9,750	$15,850	$31,350	$37,100
Other general and administration		372	833	3,570	6,014
Loss from operations		(10,122)	(16,683)	(34,920)	(43,114)
Other (expenses) income
Gain on cancellation of convertible note	4	—	—	—	545,580
Interest expense - Convertible and Secured notes	4	(3,091)	(712)	(5,146)	(30,899)
Accretion expense - Convertible notes	4	—	—	—	(467,575)
Bank charges and other		(1,795)	—	(1,795)	(30)
Total other (expenses) income		(4,886)	(712)	(6,941)	47,076
(Loss) Income before taxes		(15,008)	(17,395)	(41,861)	3,962
Net (loss) income and comprehensive (loss) income		$(15,008)	$(17,395)	$(41,861)	$3,962

Net (loss) income per share - basic		$(0.05)	$(0.06)	$(0.13)	$0.01
Net (loss) income per share - diluted		$(0.05)	$(0.06)	$(0.13)	$0.01

Weighted average number of common shares outstanding - basic		315,064	315,064	315,064	315,064
Weighted average number of common shares outstanding - diluted		315,064	315,064	315,064	341,731

See accompanying notes to the unaudited interim condensed financial statements

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

(Expressed in US dollars)

		Common Stock
	Note	Number of Shares	Amount	Additional paid in capital	Deficit	Total
June 30, 2018		315,064	$32	$6,394,771	$(6,536,554)	$(141,751)
Net income		—	—	—	3,962	3,962
March 31, 2019		315,064	32	6,394,771	(6,532,592)	(137,789)
Net loss		—	—	—	(28,806)	(28,806)
June 30, 2019		315,064	$32	$6,394,771	$(6,561,398)	$(166,595)
Net loss			—	—	(41,861)	(41,861)
March 31, 2020		315,064	$32	$6,394,771	$(6,603,259)	$(208,456)

See accompanying notes to the unaudited interim condensed financial statements

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(Expressed in US dollars)

	For the nine months ended March 31,
	2020	2019
Cash used in operating activities
Net (loss) income	$(41,861)	$3,962
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on cancellation of convertible note	—	(545,580)
Accretion expense - Debt discount on convertible promissory note	—	467,575
Changes in non-cash operating assets and liabilities
Interest payable - Convertible notes	5,146	30,899
Accounts payable and accrued liabilities	(6,763)	25,349
Net cash used in operating activities	(43,478)	(17,795)
Cash flow from financing activity
Proceeds from secured convertible note	50,000	50,000
Net cash provided by financing activity	50,000	50,000
Increase in cash	6,522	32,205
Cash, beginning of period	12,745	30
Cash, end of period	$19,267	$32,235

Cash payments for:
Interest	$—	$—
Income taxes	$—	$—

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

On June 28, 2017, Randall Letcavage entered into a stock purchase agreement for the acquisition of an aggregate of 286,720 shares of Common Stock of the Company, representing approximately 91% of the issued and outstanding shares of Common Stock of the Company as of such date, from Rehan Saeed, the previous majority shareholder of the Company (the “Purchase Agreement”). The Purchase Agreements were fully executed and delivered, and the transaction consummated as of and at July 7, 2017. Consequently, Mr. Letcavage was able to unilaterally control the election the Company’s Board of Directors, all matters upon which shareholder approval is required and, ultimately, the direction of the Company.

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

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

 NOTE 2 – GOING CONCERN AND BASIS OF PRESENTATION

The Company’s interim condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the current year, the Company has incurred recurring losses from operations and as at March 31, 2020, has a working capital deficiency of $208,456, and an accumulated deficit of $6,603,259. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the unaudited interim condensed financial statements. The unaudited interim condensed financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

The unaudited interim condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on Form 10-K for the year ended June 30, 2019.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  Operating results for the three and nine months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending June 30, 2020.  Notes to the interim condensed financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the year ended June 30, 2019, as reported in Form 10-K, have been omitted.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies have not changed from the year ended June 30, 2019.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The Company follows ASC Topic 260 to account for the loss per share.  Basic earnings (loss) per common share ("EPS") calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents (if dilutive) outstanding. All dilutive common share equivalents were anti-dilutive for the three and nine months ended March 31, 2020 and the three months ended March 31, 2019.. Diluted earnings per share and weighted average common shares outstanding – diluted, for the nine months ended March 31, 2019, reflects the conversion of the Unsecured Promissory Notes

LEGACY VENTURES INTERNATIONAL, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

NOTE 4 – SECURED PROMISSORY AND CONVERTIBLE NOTES

CONVERTIBLE PROMISSORY NOTE

On September 11, 2017, the Company issued a Convertible Promissory Note ("Convertible Note") to an accredited investor.  The Convertible Note has an aggregate principal amount of $500,000, and was payable on September 11, 2018   (the "Maturity Date"), and bears an interest rate of 4% per annum, with an interest rate of 18% per annum if the Convertible Note was not repaid by the Maturity Date.  The holder may convert the Convertible Note at any time up to the Maturity Date into shares of the Company's common stock, par value $0.001 per share, at a conversion price equal to $1.00 per share.  The Company could prepay the Convertible Note prior to the Maturity Date and/or the date of conversion without penalty upon receiving the written consent of the holder.  Interest expense for the three and nine months ended March 31, 2020, was $nil. Interest expense for the three months ended March 31, 2019 was $nil and $29,580, for the nine months ended March 31, 2019.

The Convertible Note payable contained a beneficial conversion feature. As a result, the Company recognized a nominal value for the Convertible note, at the September 11, 2017 issuance date, the balance of which was accreted to the face value at the effective interest rate. Accretion expense for the nine months ended March 31, 2020 and 2019 was $nil and $467,575, respectively. The difference between the nominal value ascribe to the Convertible Note on issuance and the face value was recorded in the Additional Paid In Capital.

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

SECURED PROMISSORY NOTES

On December 2, 2018, the Company issued a Secured Promissory Note ("Secured Notes") to an accredited investor.  The Secured Note has an aggregate principal amount of $50,000, and is payable on December 2, 2019 (the "Maturity Date"), and bears an interest rate of 4% per annum and reverts to 18% after the Maturity Date.  The amount owing under the Secured Note is secured by the assets of the Company. The note may be converted, the terms of which are to be negotiated between the Company and the note holder. The principal and interest was not paid at the maturity date as the Company continues to negotiate a settlement with the Secured Note holder. The Company has incurred interest expense of $2,365 and $493 for the three months ended March 31, 2020 and 2019, respectively, and incurred interest expense of $3,675 and $652 for the nine months ended March 31, 2020 and 2019, respectively.

On September 6, 2019, the Company issued a Secured Promissory Note ("Secured Notes") to an accredited investor.  The Secured Note has an aggregate principal amount of $50,000, and is payable on September 6, 2020 (the "Maturity Date"), and bears an interest rate of 4% per   annum.  The amount owing under the Secured Note is secured by the assets of the Company. The note may be converted, the terms of which are to be negotiated between the Company and the note holder. The Company recorded interest expense of $495 for the three months ended March 31, 2020 and $781 for the nine months ended March 31, 2020.

LEGACY VENTURES INTERNATIONAL, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

UNSECURED CONVERTIBLE PROMISSORY NOTES

On June 28, 2017 the Company issued $20,000 of unsecured convertible promissory notes (“Notes”). The Notes matured on June, 27, 2018, and bear interest at a rate of 8% per annum. The Notes are convertible into the Common Stock of the Company at a fixed conversion rate of $0.75 per share at any time prior to the maturity date. The Company evaluated the terms and conditions of the Notes under the guidance of ASC 815, Derivatives and Hedging. The conversion feature met the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a limitation on the number of shares issuable under the arrangement. The instrument was convertible into a fixed number of shares and there were no down round protection features contained in the contracts. The Company was required to consider whether the hybrid contracts embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount resulted in a BCF because the fair value of the conversion was greater than the Company’s stock price on the date of issuance and a BCF was recorded in the amount of $20,000 and accordingly the amount of $20,000 was credited to Additional Paid in Capital. The BCF which represents debt discount is accreted over the life of the loan using the effective interest rate. Accretion expense for the three and nine months ended March 31, 2020 and 2019 was $nil, respectively. Interest expense for the three months ended March 31, 2020 and 2019, was $231 and $219, respectively. Interest expense for the three months ended March 31, 2020 and 2019 was $231 and $219, respectively. Interest expense for the nine months ended March 31, 2020, and 2019, was $691 and $668, respectively. As at March 31, 2020, the carrying value of the notes were $20,000 (June 30, 2019 - $20,000).

No amounts of principal and interest for the above mentioned notes have been paid to date.

NOTE 5 – RELATED PARTY ADVANCES AND BALANCES, AND ADVANCES FROM THIRD PARTIES

During the three and nine months ended March 31, 2020 and 2019, the Company was advanced $nil, respectively, by a third party. The Company is currently in the process of negotiating with the third party with respect to settlement of the amount advanced. As at March 31, 2020 and June 30, 2019, the Advances from third parties was $22,925. The Company does not have any contractual maturity date nor interest obligations with respect to the Advances.

NOTE 6 - COMMON AND PREFERRED STOCK TRANSACTIONS

COMMON STOCK - AUTHORIZED

As at March 31, 2020, the Company was authorized to issue 10,000,000 of preferred stock, with a par value of $0.0001 and 100,000,000 of common stock, with a par value of $0.0001.

There were no common stock transactions in the period ended March 31, 2020 and year ended June 30, 2019.

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

Liquidity and Capital Resources

As of March 31, 2020, the Company's primary source of liquidity consisted of $19,267 (June 30, 2019 - $12,745) in cash.  The Company financed its operations through a combination of advances from third parties.

The Company has sustained net losses which have resulted in a total stockholders' deficiency at March 31, 2020, and is currently experiencing a shortfall in operating capital which raises substantial doubt about the Company's ability to continue as a going concern.  The Company anticipates a net loss for the year ending June 30, 2020 and with the expected cash requirements for the coming months, without additional cash inflows from an corporate transaction, there is substantial doubt as to the Company's ability to continue operations.

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

Net Cash Used in Operating Activities

During the nine months ended March 31, 2020, cash used in operations was $43,478 and $17,795 for the nine months ended March 31, 2019, respectively.  Cash used in operating activities was primarily the result of selling, general and administrative expenses and a decrease in accounts payable and accrued liabilities.

Net Cash Used in Investing Activities

There was no cash used in or provided from investing activities for the nine months ended March 31, 2020 and 2019.

Net Cash Provided by Financing Activities

There was cash provided from financing activities of $50,000 for the nine months ended March 31, 2020, and 2019.

Results of Operations

Operating expenses.  Operating expenses for the three months ended March 31, 2020, was $10,122 compared with $16,683 for the three months ended March 31, 2019. Operating expenses for the nine months ended March 31, 2020, was $34,920 compared with $43,114 for the nine months ended March 31, 2019. Operating expenses consisted of accrued expenses for the Company’s auditors as well as other consulting and professional fees. Operating expenses were lower for the three and nine month periods ended March 31, 2020, compared with the prior year periods as a result of lower professional fees and general and administration costs.

Other (expenses) income. Other (expenses) income was higher for the three months ended March 31, 2020, compared with the three months ended March 31, 2019, primarily due to higher interest expense. For the nine months ended March 31, 2020, other expense was $6,941 compared with other income of $47,076 as the Company recorded a gain on the cancellation of a convertible note of $545,580 offset to some extent by accretion expenses on the convertible debt of $467,575.

Net (Loss) Income. Net loss for the three months ended March 31, 2020, was $15,008 compared with a net loss of $17,395 for the three months ended March 31, 2019. For the nine months ended March 31, 2020, the Company incurred a net loss of $41,861 compared with net income of $3,962 for the nine months ended March 31, 2019.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the period ended March 31, 2020, that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed with or incorporated by reference in this report:

Item No.	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Peter Sohn.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Peter Sohn.

101*	XBRL Report

*  filed herewith

LEGACY VENTURES INTERNATIONAL, INC.
Date: May 15, 2020	By: /s/ Peter Sohn Name: Peter Sohn Title: Chief Financial Officer and Principal Executive Officer

