Form 10-K
period 2020-06-30
LEGACY VENTURES INTERNATIONAL INC.
filed 2020-10-13
CIK 1616788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended June 30, 2020

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

As  of September 30, 2020 (the last business day of the registrant’s most recently completed fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on the Pink Sheets Market) was approximately $500. Shares of the registrant’s common stock held by each executive officer and director and each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 315,064 shares of the registrant’s common stock outstanding as of October 13, 2020.

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

On August 9, 2018, the holder of 91% of the Company’s outstanding shares of common stock of the Company, approved the appointment of Peter Sohn as the Chief Executive Officer and Chief Financial Officer and Director of the Company. Effective December 17, 2018, and Mr. Sohn accepted the appointments as Chief Executive Officer and Chief Financial Officer and Director of the Company.

 On December 17, 2018, the former holder of 91% of the Company’s outstanding shares of common Stock of the Company delivered to Peter Sohn an agreement for the acquisition by Mr. Sohn of the Shares from Mr. Letcavage, which agreement is dated August 9, 2018, but was delivered and deemed effective on December 17, 2018 (the “Agreement”). As a result Mr. Sohn is now able to unilaterally control the election of our Board of Directors, all matters upon which shareholder approval is required and, ultimately, the direction of the Company.

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

On October 1, 2020, the Company issued a Secured Promissory Note ("Secured Note") to an accredited investor.  The Secured Note has an aggregate principal amount of $65,000, and is payable on October 1, 2021, (the "Maturity Date"), and bears an interest rate of 4% per   annum.  The amount owing under the Secured Note is secured by the assets of the Company. The note may be converted, the terms of which are to be negotiated between the Company and the note holder.

Unsecured Convertible Promissory Notes

On June 28, 2017 the Company issued $20,000 of unsecured convertible promissory notes (“Convertible Notes”). The notes were assigned to 5 different arm’s length parties, each holding $4,000. The Convertible Notes matured on June 27, 2018, and bear interest at a rate of 8% per annum, and 12 % for amounts owing past the default date. The Convertible Notes are convertible into the Common Stock of the Company at a fixed conversion rate of $0.75 per share at any time prior to the maturity date.

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

The following historical quotations obtained online at the OTC Markets website reflects the high and low bids for our Common Stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Fiscal Year Ended June 30, 2020

Quarter Ended	High $	Low $
June 30, 2020	$1.17	$0.05
March 31, 2020	$2.95	$1.20
December 31, 2019	$2.99	$1.50
September 30, 2019	$2.99	$2.99

Fiscal Year Ended June 30, 2019

Quarter Ended	High $	Low $
June 30, 2019	$5.00	$2.00
March 31, 2019	$3.40	$2.75
December 31, 2018	$3.55	$2.75
September 30, 2018	$3.55	$3.50

On September 3, 2020, the last sales price per share of our common stock was $0.90 per share, for an aggregate of 100 shares.

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

Shareholders

As of October 13, 2020, there are 315,064 shares of Common Stock issued and outstanding held by 32 shareholders of record.

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

On September 6, 2019, the Company issued a Secured Promissory Note ("Secured Note") to an accredited investor.  The Secured Note has an aggregate principal amount of $50,000, and is payable on September 6, 2020 (the "Maturity Date"), and bears an interest rate of 4% per   annum and a default interest rate of 18%.  The amount owing under the Secured Note is secured by the assets of the Company. The note may be converted, the terms of which are to be negotiated between the Company and the note holder

 On September 6, 2019, the Company issued a Secured Promissory Note ("Secured Note") to an accredited investor.  The Secured Note has an aggregate principal amount of $50,000, and is payable on September 6, 2020 (the "Maturity Date"), and bears an interest rate of 4% per   annum and a default interest rate of 18%.  The amount owing under the Secured Note is secured by the assets of the Company. The note may be converted, the terms of which are to be negotiated between the Company and the note holder.

 On October 1, 2020, the Company issued a Secured Promissory Note ("Secured Note") to an accredited investor.  The Secured Note has an aggregate principal amount of $65,000, and is payable on August 15, 2021, (the "Maturity Date"), and bears an interest rate of 4% per   annum and a default interest rate of 18%.  The amount owing under the Secured Note is secured by the assets of the Company. The note may be converted, the terms of which are to be negotiated between the Company and the note holder.

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

Results of Operations for the years ended June 30, 2020 and 2019

During the year ended June 30, 2020, the Company only incurred corporate expenses. It incurred professional fees of $50,410 and other general and administrative expenses of $8,863. Additionally, the Company incurred, $8,243 in interest expense, and $21,669 in bank charges and other.

During the year ended June 30, 2019, the Company only incurred corporate expenses. It incurred professional fees of $40,850 and other general and administrative expenses of $10,347. Additionally, the Company incurred, $31,622 in interest expense, $467,575 in accretion expenses and $20,030 in bank charges and other. This was offset by a gain on the cancellation of the promissory note of $545,580.

Liquidity and Capital Resources

As at June 30, 2020, the only current asset of the Company was cash of $15,136 (June 30, 2019 - $12,745). As at June 30, 2020, the Company had total liabilities of $257,996 (June 30, 2019 - $179,340).

We have experienced net losses from inception and will be dependent upon the receipt of capital investment or other financing to fund our ongoing operations and continued existence. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to us, in which case we may be unable to meet our ongoing obligations.

Off Balance Sheet Arrangements

As of June 30, 2020, there were no off balance sheet arrangements.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the current year, the Company has incurred recurring losses from operations and as at June 30, 2020, an accumulated deficit of $6,650,583. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. These conditions cast substantial doubt on the Company’s ability to continue as a going concern. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the financial statements. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

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

Loss Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Topic 260-10 which provides for calculation of “basic” and “diluted” loss per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. All dilutive common share equivalents were anti-dilutive for the years ended June 30, 2020 and 2019.

Foreign Currency Translation

The Company’s functional currency is US dollar. The Company’s reporting currency is U.S. dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net loss for the year.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LEGACY VENTURES INTERNATIONAL, INC.

Financial Statements

LEGACY VENTURES INTERNATIONAL, INC.

For the years ended June 30, 2020 and 2019

12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Legacy Ventures International Inc.:
Opinion on the Financial Statements

We have audited the accompanying balance sheets of Legacy Ventures International Inc. (the “Company”) as of June 30, 2020 and 2019 and the related statements of operations and comprehensive loss, changes in stockholders’ deficiency, and cash flows for the years ended June 30, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2020 in conformity with accounting principles generally accepted in the United States of America.

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

Mississauga, Ontario

October 13, 2020

50 BURNHAMTHORPE ROAD WEST, SUITE 900, MISSISSAUGA ON L5B 3C2 T: 416.626.6000 F: 416.626.8650 MNP.ca

LEGACY VENTURES INTERNATIONAL, INC.

BALANCE SHEETS

		June 30	June 30,
ASSETS	Note	2020	2019
Current assets
Cash		$15,136	$12,745
Total assets		$15,136	$12,745
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities		$116,097	$82,764
Secured promissory notes	5	100,000	50,000
Convertible notes	5	20,000	20,000
Interest payable	5	11,894	3,651
Advances from third parties	6	22,925	22,925
Total current liabilities		270,916	179,340
Total liabilities		270,916	179,340

Stockholders' deficiency
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized:
Preferred Stock - no shares issued and outstanding June 30, 2020 and June 30, 2019	7	$—	$—
Common Stock, $0.0001 par value; 100,000,000 shares authorized:
Common Stock - 315,064 shares issued and outstanding June 30, 2020 and June 30, 2019	7	32	32
Additional paid in capital	5	6,394,771	6,394,771
Accumulated deficit		(6,650,583)	(6,561,398)
Total liabilities and stockholders' deficiency		(255,780)	(166,595)
		$15,136	$12,745
Going concern	2
Subsequent events	9

See accompanying notes

LEGACY VENTURES INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		For the year ended June 30,
	Note	2020	2019
Operating expenses
Professional fees		$50,410	$40,850
Other general and administration		8,863	10,347
Loss from operations		(59,273)	(51,197)
Other (expenses) income
Gain on cancellation of convertible note	5	—	545,580
Interest expense - Convertible and Secured notes	5	(8,243)	(31,622)
Accretion expense - Convertible notes	5	—	(467,575)
Bank charges and other		(21,669)	(20,030)
Total other (expenses) income		(29,912)	26,353
Loss before taxes		(89,185)	(24,844)
Net loss and comprehensive loss		$(89,185)	$(24,844)

Net loss income per share - basic and diluted		$(0.28)	$(0.08)

Weighted average number of common shares outstanding - basic and diluted		315,064	315,064

See accompanying notes

F-3

 LEGACY VENTURES INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

		Common Stock
	Note	Number of Shares	Amount	Additional paid in capital	Deficit	Total
June 30, 2018		315,064	$32	$6,394,771	$(6,536,554)	$(141,751)
Net loss		—	—	—	(24,844)	(24,844)
June 30, 2019		315,064	$32	$6,394,771	$(6,561,398)	$(166,595)
Net loss		—	—	—	(89,185)	(89,185)
June 30, 2020		315,064	$32	$6,394,771	$(6,650,583)	$(255,780)

See accompanying notes

LEGACY VENTURES INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2020	2019
Cash used in operating activities
Net loss	$(89,185)	$(24,844)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on cancellation of convertible note	—	(545,580)
Accretion expense - Debt discount on convertible promissory note	—	467,575
Changes in non-cash operating assets and liabilities
Interest payable - Convertible notes	8,243	31,622
Accounts payable and accrued liabilities	33,333	33,942
Net cash used in operating activities	(47,609)	(37,285)
Cash flow from financing activity
Proceeds from secured convertible note	50,000	50,000
Net cash provided by financing activity	50,000	50,000
Increase in cash	2,391	12,715
Cash, beginning of year	12,745	30
Cash, end of year	$15,136	$12,745

Cash payments for:
Interest	$—	$—
Income taxes	$—	$—

See accompanying notes

LEGACY VENTURES INTERNATIONAL, INC.

Notes to the Financial Statements

For the years ended June 30, 2020 and 2019

1. NATURE OF OPERATIONS

Legacy Ventures International, Inc. (“Legacy” or the “Company”), was incorporated on March 4, 2014 under the laws of the State of Nevada The Company currently has no ongoing operations except for the incurring of general and administrative expenditures.

On August 9, 2018, the former holder of 91% of the outstanding shares of common stock of the Company, approved the appointment of Peter Sohn as the Chief Executive Officer and Chief Financial Officer and Director of the Company. Effective December 17, 2018, and Mr. Sohn accepted the appointments as Chief Executive Officer and Chief Financial Officer and Director of the Company.

On December 17, 2018, the former of 91% of the outstanding shares of common stock of the Company delivered to Peter Sohn an agreement for the acquisition by Mr. Sohn of the Shares from Mr. Letcavage, which agreement is dated August 9, 2018, but was delivered and deemed effective on December 17, 2018 (the “Agreement”). As a result Mr. Sohn is now able to unilaterally control the election of our Board of Directors, all matters upon which shareholder approval is required and, ultimately, the direction of the Company.

2. GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the current year, the Company has incurred recurring losses from operations and as at June 30, 2020 has a working capital deficiency of $255,780 (2019 - $166,595), and an accumulated deficit of $6,650,583 (2019 - $6,561,398). The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. These conditions raise substantial doubt about the Company ability to continue as a going concern. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the financial statements. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in United States dollars (“USD”).

The Company’s fiscal year-end is June 30. The Company’s functional currency is USD and the Company’s reporting currency is USD.

Cash

Cash includes cash on hand and balances with banks or with third parties.

Loss Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted loss per share exclude all potentially dilutive shares if their effect is anti-dilutive. All dilutive common share equivalents were anti-dilutive for the years ended June 30, 2020 and 2019.

Foreign Currency Translation

The Company’s functional currency is USD. The Company’s reporting currency is USD. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year.

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

The Company adopted the FASB guidance concerning accounting for uncertainty in income taxes, which clarifies the accounting and disclosure for uncertainty in tax positions, as of July 1, 2017.  The guidance requires that the Company determine whether it is more likely than not that a tax position will not be sustained upon examination by the appropriate taxing authority.  If a tax position does not meet the more likely than not recognition criterion, the guidance requires that the tax position be measured at the largest amount of benefit greater than 50 percent not likely of being sustained upon ultimate settlement.  Based on the Company’s evaluation, management has concluded that there are no significant uncertain tax positions requiring recognition in the financial statements. Interest and penalties are recorded in bank and other charges in the statement of operations and comprehensive loss and accounts payable and accrued liabilities in the balance sheets.

The Company has reviewed the new pronouncements from FASB, however, none of the recent accounting pronouncements have an impact on the Company.

4. BASIC AND DILUTED NET LOSS PER SHARE

The Company follows ASC Topic 260 to account for the loss per share.  Basic loss per common share ("EPS") calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents (if dilutive) outstanding. All dilutive common share equivalents were anti-dilutive for the years ended June 30, 2020 and 2019.

5. SECURED PROMISSORY AND CONVERTIBLE PROMISSORY NOTES

Secured Promissory Note

On December 2, 2018, the Company issued a Secured Promissory Note ("Secured Note") to an accredited investor.  The Secured Note has an aggregate principal amount of $50,000, and is payable on December 2, 2019 (the "Maturity Date"), and bears an interest rate of 4% per  annum and a default interest rate of 18%.  The amount owing under the Secured Note is secured by the assets of the Company. The Secured Note may be converted into shares of common stock of the Company, the terms of which are to be negotiated between the Company and the note holder. Interest expense for the year ended June 30, 2020 was $6,039 (June 30, 2019 -$1,151).

On September 6, 2019, the Company issued a Secured Promissory Note ("Secured Note") to an accredited investor.  The Secured Note has an aggregate principal amount of $50,000, and is payable on September 6, 2020 (the "Maturity Date"), and bears an interest rate of 4% per   annum and a default interest rate of 18%.  The amount owing under the Secured Note is secured by the assets of the Company. The note may be converted into shares of common stock of the Company, the terms of which are to be negotiated between the Company and the note holder. Interest expense for the year ended June 30, 2020 was $1,280 (June 30, 2019 - $nil).

Convertible Promissory Note

On September 11, 2017, the Company issued a Convertible Promissory Note (“Convertible Note”) to an accredited investor. The Convertible Note has an aggregate principal amount of $500,000 and matures one year from the date of issuance (the “Maturity Date”) and has an interest rate of 4% per annum and a default interest rate of 18%. The holder may convert the Convertible Note at any time up to the Maturity Date into shares of the Company’s common stock, par value $0.0001 per share, at a conversion price equal to $1.00 per share and the Convertible Note was to automatically convert upon the filing of the audited financial statement for a third party that the Company was contemplating a transaction with. The transaction was ultimately not consummated. The Company may prepay the Convertible Note prior to the Maturity Date and/or the date of conversion without penalty upon receiving the written consent of the holder. Interest expense for the year ended June 30, 2020 was $nil (June 30, 2019 - $29,580).

The Convertible Note payable contained a beneficial conversion feature. As a result, the Company recognized a nominal value for the Convertible Note, at the September 11, 2017 issuance date, the balance of which will be accreted to the face value at the effective interest rate. For the years ended June 30, 2020 and 2019, accretion expense was $nil and $476,575, respectively. The difference between the nominal value ascribed to the Convertible Note on issuance and the face value was recorded in Additional Paid In Capital.

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

Unsecured Convertible Promissory Notes

On June 28, 2017 the Company issued $20,000 of unsecured convertible promissory notes (“Convertible Notes”). The notes were assigned to 5 different arm’s length parties, each holding $4,000. The Convertible Notes matured on June 27, 2018, and bear interest at a rate of 8% per annum, and 12% for amounts owing past the default date. The Convertible Notes are convertible into the Common Stock of the Company at a fixed conversion rate of $0.75 per share at any time prior to the maturity date. The Company evaluated the terms and conditions of the Convertible Notes under the guidance of ASC 815, Derivatives and Hedging. The conversion feature met the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a limitation on the number of shares issuable under the arrangement. The instrument was convertible into a fixed number of shares and there were no down round protection features contained in the contracts. The Company was required to consider whether the hybrid contracts embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount resulted in a BCF because the fair value of the conversion was greater than the Company’s stock price on the date of issuance and a BCF was recorded in the amount of $20,000 and accordingly the amount of $20,000 was credited to Additional Paid in Capital. The BCF which represents debt discount is accreted over the life of the loan using the effective interest rate. Interest expense for the year ended June 30, 2020 was $924 (June 30, 2019 - $891). As at June 30, 2020, the carrying value of the Convertible Note was $20,000.

No amounts have been paid to date for the above mentioned notes, nor have any of the notes been called or converted.

6. ADVANCES FROM THIRD PARTIES AND RELATED PARTY TRANSACTIONS

The Company was previously advanced funds by a third party, the funds were used to pay certain professional fees including auditors, and accountants. The Company is currently in the process of negotiating with the third party with respect to settlement of the amount advanced. There are no prescribed terms of repayment or rate of interest on the advances.

For the year ended June 30, 2020, the Company’s sole Director and Officer, earned fees of $12,000. For the year ended June 30, 2019 $8,000 in fees were earned. The Company did not pay any other form of compensation to the Company’s sole Officer. There were no other related party transactions.

7. STOCKHOLDERS’ DEFICIENCY

COMMON AND PREFERRED STOCK - AUTHORIZED

As at June 30, 2020 and 2019, the Company was authorized to issue 10,000,000 of preferred stock, with a par value of $0.0001 and 100,000,000 shares of common stock, with a par value of $0.0001.

COMMON STOCK - ISSUED AND OUTSTANDING

There were no common stock transactions for the years ended June 30, 2020 and 2019.

At June 30, 2020 and 2019, there were 315,064 shares of common stock issued and outstanding.

8. INCOME TAXES

Income taxes

The provision for income taxes differs from that computed at the corporate tax rate of approximately 21% (2019-21%) as follows:

	2020	2019
Net loss before income taxes	$(89,185)	$(24,844)
Expected income tax recovery at statutory rates	(18,729)	(5,220)
Tax rate and other adjustments	—	—
Tax effect of non-deductible expenses	4,200	(12,180)
Change in valuation allowance	14,529	17,400
Provision for (benefit from) income taxes	$—	$— ;

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

Net deferred tax assets consist of the following components as of June 30, 2019:

	2020	2019
Deferred tax assets (non-current):
Net operating loss	$281,461	$260,290
Interest limitation under 163(j)	—	6,640
	281,461	266,930
Valuation allowance	(281,461)	(266,930))
Net deferred tax assets	$—	$—

At June 30, 2019 the Company had U.S. non-capital income tax losses of $51,230 which can be carried forward indefinitely. Prior year U.S non-capital income tax losses expire as follows:

2034	$$107,770
2035	494,050
2036	33,560
2037	552,870
152,040
$1,340,290

During the year ended June 20, 2020, and 2019, the Company recognized $20,000, respectively in interest and penalties and has an accrued provision for interest and penalties of $60,200 (June 30, 2019 - $40,000). The Company has the five most recent tax year ends not assessed.

9. SUBSEQUENT EVENTS

On October 1, 2020, the Company issued a Secured Promissory Note ("Secured Note") to an accredited investor.  The Secured Note has an aggregate principal amount of $65,000, and is payable on October 1, 2021, (the "Maturity Date"), and bears an interest rate of 4% per annum and a default interest rate of 18%.  The amount owing under the Secured Note is secured by the assets of the Company. The note may be converted into shares of common stock of the Company, the terms of which are to be negotiated between the Company and the note holder.

The outbreak of the novel strain of coronavirus, specifically identified as “COVID-19”, has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, have caused material disruption to businesses globally resulting in an economic slowdown. Global equity markets have experienced significant volatility and weakness. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions. The duration and impact of the COVID-19 outbreak is unknown at this time, as is the efficacy of the government and central bank interventions. It is not possible to reliably estimate the length and severity of these developments and the impact on the financial results and conditions of the Company in future periods.

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ended June 30, 2020.

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

Our management, including our Chief Executive Officer and Principal Financial Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2020. In making this assessment, management used the framework in Internal Control - Integrated Framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the COSO- 2013 criteria. Based on the assessment performed, management believes that as of June 30, 2020, our internal control over financial reporting was not effective based upon the COSO-2013 criteria. Additionally, based on management’s assessment, we determined that there were material weaknesses in our internal control over financial reporting as of June 30, 2020.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

During the year ended June 30, 2020, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of October 13, 2020.

Name	Age	Office(s) held

Peter Sohn	47	President, CEO, CFO, and Director

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

Code of Ethics

As of June 30, 2020, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Compensation Discussion and Analysis

We presently do not have employment or compensation agreements with any of our named executive officers and have not established any overall system of executive compensation or any fixed policies regarding compensation of executive officers.

Summary Compensation Table

Compensation

For the year ended June 30, 2020, the Company’s sole Director and Officer, earned fees of $12,000. For the year ended June 30, 2019 $8,000 in fees were earned.

Narrative Disclosure to the Summary Compensation Table

For the year ended June 30, 2020, the Company’s sole Director and Officer, earned fees of $12,000. For the year ended June 30, 2019 $8,000 in fees were earned. The Company did not pay any other form of compensation to the Company’s sole Officer.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

None

Director Compensation

For the year ended June 30, 2020, the Company’s sole Director and Officer, earned fees of $12,000. For the year ended June 30, 2019 $8,000 in fees were earned.

Narrative Disclosure to the Director Compensation Table

For the year ended June 30, 2020, the Company’s sole Director and Officer, earned fees of $12,000. For the year ended June 30, 2019 $8,000 in fees were earned. The Company did not pay any other form of compensation to the Company’s sole Director.

Employment Agreements with Current Management

We do not currently have any employment agreements in place with any of our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our capital stock by each executive officer and director, by each person known by us to beneficially own more than 5% of any class of stock and by the executive officers and directors as a group. Percentage figures for beneficial ownership of common stock are based upon: 315,064 shares of common stock outstanding as of October 13, 2020.

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

Year Ended:	Audit Services	Audit Related Fees	Tax Fees	Other Fees
June 30, 2020	$27,415	$–	$–	$–
June 30, 2019	$18,125	$–	$–	$–

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

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit Number	Description
2.1	Share Exchange Agreement between the Company and RM Fresh Brands, Inc., dated September 30, 2015 (2)
2.2	Addendum No. 1 to Share Exchange Agreement between the Company and RM Fresh Brands, Inc., dated as of November 20, 2015 (3)
2.3	Share Exchange Agreement between the Company and Nexalin technology, Inc.., dated September 1, 2017 (5)
2.4	Form of Warrant (5)
3.1	Articles of Incorporation (1)
3.2	Certificate of Correction (1)
3.3	Bylaws (1)
10.1	Share Cancellation Agreement, dated September 30, 2015 (2)
10.2	Addendum No. 1 to Share Cancellation Agreement, dated as of November 20, 2015 (3)
10.3	Form of Executive Management Agreement, dated September 30, 2015 (2)
10.4	Shareholder Agreement(4)
10.5	Release(4)
10.6	Demand Promissory Note(4)
10.7	Assignment Agreement(4)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 formatted in Extensible Business Reporting Language (XBRL).
	101.INS	XBRL Instance Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase
	101.LAB	XBRL Taxonomy Extension Label Linkbase
	101.DEF	XBRL Taxonomy Extension Definition Linkbase
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
	101.SCH	XBRL Taxonomy Extension Schema

(1)	Incorporated by reference to the registration statement on Form S-1 filed on September 30, 2014.
(2)	Incorporated by reference to the current report on Form 8-K filed on October 7, 2015.
(3)	Incorporated by reference to the quarterly report on Form 10-Q filed on November 23, 2015.
(4)	Incorporated by reference to the current report on Form 8-K filed on September 2, 2016.
(5)	Incorporated by reference to the current report on Form 8-K filed on September 15, 2017.
*	Provided herewith
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of October 2020.

Legacy Ventures International, Inc. (Registrant)

By:	/s/ Peter Sohn
Peter Sohn

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Peter Sohn	President and Chief Executive Officer	October 13, 2020
Peter Sohn	(Principal Executive and Financial Officer)

