Form 10-Q
period 2020-12-31
LEGACY VENTURES INTERNATIONAL INC.
filed 2021-02-12
CIK 1616788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

 As of February 12, 2021, there were 315,064 outstanding shares of the registrant's common stock, $0.0001 par value per share

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Interim Condensed Financial Statements of the Company are prepared as of December 31, 2020

CONTENTS

Interim Condensed Balance Sheets	4

Interim Condensed Statements of Operations and Comprehensive Loss	5

Interim Condensed Statements of Stockholders’ Deficiency	6

Interim Condensed Statements of Cash Flows	7

Notes to the Interim Condensed Financial Statements	8

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED BALANCE SHEETS (unaudited)

(Expressed in US dollars)

		December 31	June 30,
ASSETS	Note	2020	2020
Current assets
Cash		$47,022	$15,136
Total assets		$47,022	$15,136
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities		$110,539	$116,097
Secured promissory notes	4	165,000	100,000
Convertible notes	4	20,000	20,000
Interest payable	4	21,233	11,894
Advances from third parties	5	22,925	22,925
Total liabilities		339,697	270,916

Stockholders' deficiency
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized:
Preferred Stock - no shares issued and outstanding December 31, 2020 and June 30, 2020	6	$—	$—
Common Stock, $0.0001 par value; 100,000,000 shares authorized:
Common Stock - 315,064 shares issued and outstanding December 31, 2020 and June 30, 2020	6	32	32
Additional paid in capital	4	6,394,771	6,394,771
Accumulated deficit		(6,687,478)	(6,650,583)
Total liabilities and stockholders' deficiency		(292,675)	(255,780)
		$47,022	$15,136
Going concern	2

See accompanying notes to the unaudited interim condensed financial statements

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(Expressed in US dollars)

		For the three months ended December 31,		For the six months ended December 31,
	Note	2020	2019	2020	2019
Operating expenses
Professional fees	5	$11,450	$10,350	$24,700	$21,600
Other general and administration		1,316	494	2,632	3,198
Loss from operations		(12,766)	(10,844)	(27,332)	(24,798)
Other (expenses) income
Interest expense - Convertible and Secured notes	4	(5,671)	(1,322)	(9,339)	(2,055)
Bank charges and other		(245)	—	(224)	—
Total other expenses		(5,916)	(1,322)	(9,563)	(2,055)
Loss before taxes		(18,682)	(12,166)	(36,895)	(26,853)
Net loss and comprehensive loss		$(18,682)	$(12,166)	$(36,895)	$(26,853)

Net loss per share - basic and diluted		$(0.06)	$(0.04)	$(0.12)	$(0.09)

Weighted average number of common shares outstanding - basic and diluted		315,064	315,064	315,064	315,064

See accompanying notes to the unaudited interim condensed financial statements

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

(Expressed in US dollars)

		Common Stock
	Note	Number of Shares	Amount	Additional paid in capital	Deficit	Total
June 30, 2019		315,064	$32	$6,394,771	$(6,561,398)	$(166,595)
Net loss		—	—	—	(26,853)	(26,853)
December 31, 2019		315,064	32	6,394,771	(6,588,251)	(193,448)
Net loss		—	—	—	(62,332)	(62,332)
June 30, 2020		315,064	$32	$6,394,771	$(6,650,583)	$(255,780)
Net loss		—	—	—	(36,895)	(36,895)
December 31, 2020		315,064	$32	$6,394,771	$(6,687,478)	$(292,675)

See accompanying notes to the unaudited interim condensed financial statements

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(Expressed in US dollars)

	For the six months ended December 31,
	2020	2019
Cash used in operating activities
Net loss	$(36,895)	$(26,853)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in non-cash operating assets and liabilities
Interest payable	9,339	2,055
Accounts payable and accrued liabilities	(5,558)	(8,817)
Net cash used in operating activities	(33,114)	(33,615)
Cash flow from investing activities
Net cash used in investing activities	—	—
Cash flow from financing activity
Proceeds from secured convertible note	65,000	50,000
Net cash provided by financing activity	65,000	50,000
Increase in cash	31,886	16,385
Cash, beginning of period	15,136	12,745
Cash, end of period	$47,022	$29,130

Cash payments for:
Interest	$—	$—
Income taxes	$—	$—

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

 NOTE 2 – GOING CONCERN AND BASIS OF PRESENTATION

The Company’s unaudited interim condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the current period, the Company has incurred recurring losses from operations and as at December 31, 2020, has a working capital deficiency of $292,675 (June 30, 2020 - $255,780), and an accumulated deficit of $6,687,478 (June 30, 2020 - $6,650,583). The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the unaudited interim condensed financial statements. The unaudited interim condensed financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

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

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

NOTE 4 – SECURED PROMISSORY AND CONVERTIBLE NOTES

Secured Promissory Note

On December 2, 2018, the Company issued a Secured Promissory Note ("Secured Note") to an accredited investor.  The Secured Note has an aggregate principal amount of $50,000, and is payable on December 2, 2019 (the "Maturity Date"), and bears an interest rate of 4% per  annum and a default interest rate of 18% per annum.  The amount owing under the Secured Note is secured by the assets of the Company. The Secured Note may be converted into shares of common stock of the Company, the terms of which are to be negotiated between the Company and the note holder. Interest expense for the three months ended December 31, 2020 and 2019 was $2,391 and $806, respectively. Interest expense for the six months ended December 31, 2020 and 2019 was $4,782 and $1,310.

On September 6, 2019, the Company issued a Secured Promissory Note ("Secured Note") to an accredited investor.  The Secured Note has an aggregate principal amount of $50,000, and is payable on September 6, 2020 (the "Maturity Date"), and bears an interest rate of 4% per   annum and a default interest rate of 18% per annum.  The amount owing under the Secured Note is secured by the assets of the Company. The note may be converted into shares of common stock of the Company, the terms of which are to be negotiated between the Company and the note holder. Interest expense for the three months ended December 31, 2020 and 2019 was $2,391 and $285, respectively. Interest expense for the six months ended December 31, 2020 and 2019 was $3,430 and $285.

On October 1, 2020, the Company issued a Secured Promissory Note ("Secured Note") to an accredited investor.  The Secured Note has an aggregate principal amount of $65,000, and is payable on October 1, 2021, (the "Maturity Date"), and bears an interest rate of 4% per annum and a default interest rate of 18%.  The amount owing under the Secured Note is secured by the assets of the Company. The note may be converted into shares of common stock of the Company, the terms of which are to be negotiated between the Company and the note holder. Interest expense for the three and six months ended December 31, 2020 was $648.

Unsecured Convertible Promissory Notes

On June 28, 2017 the Company issued $20,000 of unsecured convertible promissory notes (“Convertible Notes”). The notes were assigned to 5 different arm’s length parties, each holding $4,000. The Convertible Notes matured on June 27, 2018, and bear interest at a rate of 8% per annum, and 12% for amounts owing past the default date. The Convertible Notes are convertible into the Common Stock of the Company at a fixed conversion rate of $0.75 per share at any time prior to the maturity date. The Company evaluated the terms and conditions of the Convertible Notes under the guidance of ASC 815, Derivatives and Hedging. The conversion feature met the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a limitation on the number of shares issuable under the arrangement. The instrument was convertible into a fixed number of shares and there were no down round protection features contained in the contracts. The Company was required to consider whether the hybrid contracts embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount resulted in a BCF because the fair value of the conversion was greater than the Company’s stock price on the date of issuance and a BCF was recorded in the amount of $20,000 and accordingly the amount of $20,000 was credited to Additional Paid in Capital. The BCF which represents debt discount is accreted over the life of the loan using the effective interest rate. Interest expense for the three months ended December 31, 2020 and 2019 was $241 and $231, respectively. Interest expense for the six months ended December 31, 2020 and 2019 was $479 and $460, respectively. As at December 31, 2020, the carrying value of the Convertible Note was $20,000.

No amounts have been paid to date for the above mentioned notes, nor have any of the notes been called or converted.

As at December 31, 2020 the Company had interest payable of $21,233 on the secured promissory notes and convertible notes (June 30, 2020 - $11,894).

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

For the three and six months ended December 31, 2020 and 2019, was $3,000 and $6,000 was paid to the Company’s sole Director and Officer, the amount expensed is in Professional fees in the interim unaudited condensed statements of operations and compreshensive loss. There were no other related party transactions.

NOTE 6 - COMMON AND PREFERRED STOCK TRANSACTIONS

COMMON STOCK - AUTHORIZED

As at December 31, 2020, the Company was authorized to issue 10,000,000 of preferred stock, with a par value of $0.0001 and 100,000,000 of common stock, with a par value of $0.0001.

There were no common stock transactions in the three and six months ended December 31, 2020 and 2019.

As at December 31, 2020 and June 30, 2020, the Company had 315,064 common stock issued and outstanding.

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

Liquidity and Capital Resources

As of December 31, 2020, the Company's primary source of liquidity consisted of $47,022 (June 30, 2020 - $15,136) in cash.  The Company financed its operations through a combination of advances from third parties and the issuance of secured promissory notes and convertible promissory notes.

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

The Company has sustained net losses which have resulted in a total stockholders' deficiency at December 31, 2020, and is currently experiencing a shortfall in operating capital which raises substantial doubt about the Company's ability to continue as a going concern.  The Company anticipates a net loss for the year ending June 30, 2021 and with the expected cash requirements for the coming months, without additional cash inflows from an corporate transaction, there is substantial doubt as to the Company's ability to continue operations.

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

Net Cash Used in Operating Activities

During the six months ended December 31, 2020, cash used in operations was $33,114 and $33,615 for the six months ended December 31, 2019, respectively.  Cash used in operating activities was primarily the result of selling, general and administrative expenses offset to some extent by an increase in accounts payable and accrued liabilities.

Net Cash Used in Investing Activities

There was no cash used in or provided from investing activities for the three and six months ended December 31, 2020, and 2019.

Net Cash Provided by Financing Activities

There was cash provided from financing activities of $65,000 and $50,000, respectively for the six months ended December 31, 2020, and 2019, as a result of the proceeds received from the issuance of a promissory note.

Results of Operations

Operating expenses.  Operating expenses for the three months ended December 31, 2020, was $12,766 compared with $10,844 for the three months ended December 31, 2019. Operating expenses were largely consistent with the three months ended December 31, 2020 compared with the same period in 2019.

Operating expenses for the six months ended December 31, 2020, was $27,332 compared with $24,798 for the six months ended December 31, 2019. Operating expenses were largely consistent with the six months ended December 31, 2020 compared with the same period in 2019.

Other (expenses) income. Other (expenses) income was higher for the three and six months ended December 31, 2020, compared with the three months ended December 31, 2019, primarily due to higher interest expense.

Net Loss. Net loss for the three months ended December 31, 2020 was $18,682, compared with $12,166 for the three months ended December 31, 2019. Net loss for the six months ended December 31, 2020 was $36,895, compared with $26,853 for the six months ended December 31, 2019.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the period ended December 31, 2020, that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed with or incorporated by reference in this report:

Item No.	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Peter Sohn.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Peter Sohn.

101*	XBRL Report

*  filed herewith

LEGACY VENTURES INTERNATIONAL, INC.
Date: February 12, 2021	By: /s/ Peter Sohn Name: Peter Sohn Title: Chief Financial Officer and Principal Executive Officer

