Form 10-K
period 2021-06-30
LEGACY VENTURES INTERNATIONAL INC.
filed 2021-09-28
CIK 1616788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended June 30, 2021

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

There were a total of 315,064 shares of the registrant’s common stock outstanding as of September 28, 2021

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

 On August 13, 2021, the Company issued a Secured Promissory Note ("Secured Note") to an accredited investor.  The Secured Note has an aggregate principal amount of $40,000, and is payable on August 13, 2022, (the "Maturity Date"), and bears an interest rate of 4% per   annum.  The amount owing under the Secured Note is secured by the assets of the Company. The note may be converted, the terms of which are to be negotiated between the Company and the note holder.

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

The following historical quotations obtained online at the OTC Markets website reflects the high and low bids for our Common Stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Fiscal Year Ended June 30, 2021

Quarter Ended	High $	Low $
June 30, 2021	$1.25	$1.25
March 31, 2021	$2.00	$0.10
December 31, 2020	$0.90	$0.10
September 30, 2020	$1.30	$0.90

Fiscal Year Ended June 30, 2020

Quarter Ended	High $	Low $
June 30, 2020	$1.17	$0.05
March 31, 2020	$2.95	$1.20
December 31, 2019	$2.99	$1.50
September 30, 2019	$2.99	$2.99

On September 23, 2021, the last sales price per share of our common stock was $4.00 per share, for an aggregate of 100 shares.

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

Shareholders

As of September 28, 2021, there are 315,064 shares of Common Stock issued and outstanding held by 32 shareholders of record.

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

On August 13, 2021, the Company issued a Secured Promissory Note ("Secured Note") to an accredited investor.  The Secured Note has an aggregate principal amount of $40,000, and is payable on August 13, 2022, (the "Maturity Date"), and bears an interest rate of 4% per   annum.  The amount owing under the Secured Note is secured by the assets of the Company. The note may be converted, the terms of which are to be negotiated between the Company and the note holder.

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

Results of Operations for the years ended June 30, 2021 and 2020

During the year ended June 30, 2021, the Company only incurred corporate expenses. It incurred professional fees of $46,900 and other general and administrative expenses of $5,264. Additionally, the Company incurred, $20,524 in interest expense, and $29,704 in bank charges and other.

During the year ended June 30, 2020, the Company only incurred corporate expenses. It incurred professional fees of $50,410 and other general and administrative expenses of $8,863. Additionally, the Company incurred, $8,243 in interest expense, and $21,669 in bank charges and other.

Liquidity and Capital Resources

As at June 30, 2021, the only current asset of the Company was cash of $22,780 (June 30, 2020 - $15,136). As at June 30, 2021, the Company had total liabilities of $380,952 (June 30, 2020 - $270,916).

We have experienced net losses from inception and will be dependent upon the receipt of capital investment or other financing to fund our ongoing operations and continued existence. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to us, in which case we may be unable to meet our ongoing obligations.

Off Balance Sheet Arrangements

As of June 30, 2021, there were no off balance sheet arrangements.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the current year, the Company has incurred recurring losses from operations and as at June 30, 2021, an accumulated deficit of $6,752,975. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. These conditions cast substantial doubt on the Company’s ability to continue as a going concern. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the financial statements. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

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

Loss Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Topic 260-10 which provides for calculation of “basic” and “diluted” loss per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. All dilutive common share equivalents were anti-dilutive for the years ended June 30, 2021 and 2020.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LEGACY VENTURES INTERNATIONAL, INC.

Financial Statements

LEGACY VENTURES INTERNATIONAL, INC.

For the years ended June 30, 2021 and 2020

11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Legacy Ventures International, Inc.:
Opinion on the Financial Statements

We have audited the accompanying balance sheets of Legacy Ventures International, Inc. (the “Company”) as of June 30, 2021 and 2020 and the related statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for the years ended June 30, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2021 in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. This matter is also described in the “Critical Audit Matters” section of our report.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

50 BURNHAMTHORPE ROAD WEST, SUITE 900, MISSISSAUGA ON L5B 3C2 T: 416.626.6000 F: 416.626.8650 MNP.ca

Going Concern

Critical Audit Matter Description

As described in Note 2, the Company’s operations are mainly funded with debt financing, which is dependent upon many external factors and may be difficult to raise when required. The Company may not have sufficient cash to fund its operations, and therefore, will require additional funding, which if not raised, may result in the delay, postponement or curtailment of some or all of its activities. Management has prepared future cash flow forecasts, which involves judgement and estimation of key variables, such as planned expenditures, future financings and market conditions. Future economic conditions, including the impact of the global COVID-19 pandemic and effects of key events subsequent to the year end, such as debt financing, also impacted management’s judgements and estimates.

We identified the Company’s ability to continue as a going concern as a critical audit matter because auditing the Company’s going concern assessment is complex and involves a high degree of auditor judgment to assess the reasonableness of the cash flow forecasts, planned refinancing actions and other assumptions used in the Company’s going concern analysis. The Company’s ability to execute the planned refinancing actions are especially judgmental given that the global financial markets and economic conditions have been, and continue to be, volatile as a result of the COVID-19 pandemic.

This matter is also described in the “Material Uncertainty Related to Going Concern” section of our report. Audit Response

We responded to this matter by performing procedures over management’s assessment of the Company’s ability to continue as a going concern. Our audit work in relation to this included, but was not restricted to, the following:

•	We inquired with management whether there is substantial doubt regarding the Company’s ability to continue as a going concern;
•	We inquired and evaluated management’s plan for future actions, including subsequent events, and whether the outcome of these plans is likely to improve the situation and assessed the feasibility of the plan;
•	We reviewed the related financial statement disclosure in the notes to the financial statements to ensure they are adequate.

Chartered Professional Accountants
Licensed Public Accountants

We have served as the Company’s auditor since 2018.

Mississauga, Canada

September 28, 2021

 LEGACY VENTURES INTERNATIONAL, INC.

BALANCE SHEETS

		June 30	June 30,
ASSETS	Note	2021	2020
Current assets
Cash		$22,780	$15,136
Total assets		$22,780	$15,136
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	6	$140,609	$116,097
Secured promissory notes	5	165,000	100,000
Convertible notes	5	20,000	20,000
Interest payable	5	32,418	11,894
Advances from third parties	6	22,925	22,925
Total liabilities		380,952	270,916

Stockholders' deficiency
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized:
Preferred Stock - no shares issued and outstanding June 30, 2021, and June 30, 2020	7	$—	$—
Common Stock, $0.0001 par value; 100,000,000 shares authorized:
Common Stock - 315,064 shares issued and outstanding June 30, 2021 and June 30, 2020	7	32	32
Additional paid in capital		6,394,771	6,394,771
Accumulated deficit		(6,752,975)	(6,650,583)
Total liabilities and stockholders' deficiency		(358,172)	(255,780)
		$22,780	$15,136
Going concern	2
Subsequent events	9

See accompanying notes

LEGACY VENTURES INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		For the years ended June 30,
	Note	2021	2020
Operating expenses
Professional fees	6	$46,900	$50,410
Other general and administration		5,264	8,863
Loss from operations		(52,164)	(59,273)
Other (expenses) income
Interest expense - Convertible and Secured notes	5	(20,524)	(8,243)
Bank charges and other		(29,704)	(21,669)
Total other expenses		(50,228)	(29,912)
Loss before taxes		(102,392)	(89,185)
Net loss and comprehensive loss		$(102,392)	$(89,185)

Net loss per share - basic and diluted		$(0.32)	$(0.28)

Weighted average number of common shares outstanding - basic and diluted		315,064	315,064

See accompanying notes

F-4

  LEGACY VENTURES INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Common Stock
	Number of Shares	Amount	Additional paid in capital	Deficit	Total
June 30, 2019	315,064	$32	$6,394,771	$(6,561,398)	$(166,595)
Net loss	—	—	—	(89,185)	(89,185)
June 30, 2020	315,064	32	6,394,771	(6,650,583)	(255,780)
Net loss	—	—	—	(102,392)	(102,392)
June 30, 2021	315,064	$32	$6,394,771	$(6,752,975)	$(358,172)

See accompanying notes

LEGACY VENTURES INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

	For the years ended June 30
	2021	2020
Cash used in operating activities
Net loss	$(102,392)	$(89,185)
Changes in non-cash operating assets and liabilities
Interest payable - Convertible notes	20,524	8,243
Accounts payable and accrued liabilities	24,512	33,333
Net cash used in operating activities	(57,356)	(47,609)
Cash flow from investing activities
Net cash used in investing activities	—	—
Proceeds from secured convertible note	65,000	50,000
Net cash provided by financing activity	65,000	50,000
Increase in cash	7,644	2,391
Cash, beginning of year	15,136	12,745
Cash, end of year	$22,780	$15,136

Cash payments for:
Interest	$—	$—
Income taxes	$—	$—

See accompanying notes

LEGACY VENTURES INTERNATIONAL, INC.

Notes to the Financial Statements

For the years ended June 30, 2021 and 2020

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

2. GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the current year, the Company has incurred recurring losses from operations and as at June 30, 2021 has a working capital deficiency of $358,172 (2020 - $255,780), and an accumulated deficit of $6,752,975 (2020 - $6,650,583). The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. These conditions raise substantial doubt about the Company ability to continue as a going concern. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the financial statements. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

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

Loss Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflect the potential dilution of securities that could share in the loss of an entity. Diluted loss per share exclude all potentially dilutive shares if their effect is anti-dilutive. All dilutive common share equivalents were anti-dilutive for the years ended June 30, 2021 and 2020.

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

4. BASIC AND DILUTED NET LOSS PER SHARE

The Company follows ASC Topic 260 to account for the loss per share.  Basic loss per common share ("EPS") calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents (if dilutive) outstanding. All dilutive common share equivalents were anti-dilutive for the years ended June 30, 2021 and 2020.

5. SECURED PROMISSORY AND CONVERTIBLE PROMISSORY NOTES

Secured Promissory Note

On December 2, 2018, the Company issued a Secured Promissory Note ("Secured Note") to an accredited investor.  The Secured Note has an aggregate principal amount of $50,000, and is payable on December 2, 2019 (the "Maturity Date"), and bears an interest rate of 4% per  annum and a default interest rate of 18%.  The amount owing under the Secured Note is secured by the assets of the Company. The Secured Note may be converted into shares of common stock of the Company, the terms of which are to be negotiated between the Company and the note holder. Interest expense for the year ended June 30, 2021 was $9,486 (June 30, 2020 -$6,039).

On September 6, 2019, the Company issued a Secured Promissory Note ("Secured Note") to an accredited investor.  The Secured Note has an aggregate principal amount of $50,000, and is payable on September 6, 2020 (the "Maturity Date"), and bears an interest rate of 4% per   annum and a default interest rate of 18%.  The amount owing under the Secured Note is secured by the assets of the Company. The note may be converted into shares of common stock of the Company, the terms of which are to be negotiated between the Company and the note holder. Interest expense for the year ended June 30, 2021 was $8,134 (June 30, 2020 - $1,280).

On October 1, 2020, the Company issued a Secured Promissory Note ("Secured Note") to an accredited investor.  The Secured Note has an aggregate principal amount of $65,000, and is payable on October 1, 2021, (the "Maturity Date"), and bears an interest rate of 4% per annum and a default interest rate of 18%.  The amount owing under the Secured Note is secured by the assets of the Company. The note may be converted into shares of common stock of the Company, the terms of which are to be negotiated between the Company and the note holder. Interest expense for the year ended June 30, 2021 was $1,944 (June 30, 2020 - $nil).

Unsecured Convertible Promissory Notes

On June 28, 2017 the Company issued $20,000 of unsecured convertible promissory notes (“Convertible Notes”). The notes were assigned to 5 different arm’s length parties, each holding $4,000. The Convertible Notes matured on June 27, 2018, and bear interest at a rate of 8% per annum, and 12% for amounts owing past the default date. The Convertible Notes are convertible into the Common Stock of the Company at a fixed conversion rate of $0.75 per share at any time prior to the maturity date. The Company evaluated the terms and conditions of the Convertible Notes under the guidance of ASC 815, Derivatives and Hedging. The conversion feature met the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a limitation on the number of shares issuable under the arrangement. The instrument was convertible into a fixed number of shares and there were no down round protection features contained in the contracts. The Company was required to consider whether the hybrid contracts embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount resulted in a BCF because the fair value of the conversion was greater than the Company’s stock price on the date of issuance and a BCF was recorded in the amount of $20,000 and accordingly the amount of $20,000 was credited to Additional Paid in Capital. The BCF which represents debt discount is accreted over the life of the loan using the effective interest rate. Interest expense for the year ended June 30, 2021 was $960 (June 30, 2020 - $924). As at June 30, 2021, the carrying value of the Convertible Note was $20,000.

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

For the years ended June 30, 2021, and 2020, the Company’s sole Director and Officer, earned fees of $12,000, respectively. The Company did not pay any other form of compensation to the Company’s sole Officer. There were no other related party transactions. As at June 30, 2021, the Company had a balance of $14,750 (2020 - $6,000) included in accounts payable and accrued liabilities due to the Company’s sole Officer.

7. STOCKHOLDERS’ DEFICIENCY

COMMON AND PREFERRED STOCK - AUTHORIZED

As at June 30, 2021 and 2020, the Company was authorized to issue 10,000,000 of preferred stock, with a par value of $0.0001 and 100,000,000 shares of common stock, with a par value of $0.0001.

COMMON STOCK - ISSUED AND OUTSTANDING

There were no common stock transactions for the years ended June 30, 2021 and 2020.

At June 30, 2021 and 2020, there were 315,064 shares of common stock issued and outstanding.

8. INCOME TAXES

Income taxes

The provision for income taxes differs from that computed at the corporate tax rate of approximately 21% (2020-21%) as follows:

	2021	2020
Net loss before income taxes	$(102,392)	$(89,185)
Expected income tax recovery at statutory rates	(21,500)	(18,729)
Tax rate and other adjustments	—	—
Tax effect of non-deductible expenses	(6,300)	(4,200)
Change in valuation allowance	15,200	14,529
Provision for (benefit from) income taxes	$—	$—

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

Net deferred tax assets consist of the following components as of June 30, 2021 and 2020:

	2021	2020
Deferred tax assets (non-current):
Net operating loss	$296,660	$281,461
	296,660	281,461
Valuation allowance	(296,660)	(281,461)
Net deferred tax assets	$—	$—

At June 30, 20121 the Company had U.S. non-capital income tax losses of $51,230 which can be carried forward indefinitely. Prior year U.S non-capital income tax losses expire as follows:

2034	$107,770
2035	494,050
2036	33,560
2037	552,870
Indefinitely	224,430
$1,412,680

During the year ended June 20, 2021, and 2020, the Company recognized $30,000 and $20,000, respectively in interest and penalties and has an accrual provision for interest and penalties of $90,200 (June 30, 2020 - $60,200). The Company has the six most recent tax year ends not assessed.

9. SUBSEQUENT EVENTS

On August 13, 2021, the Company issued a Secured Promissory Note ("Secured Note") to an accredited investor.  The Secured Note has an aggregate principal amount of $40,000, and is payable on August 13, 2022, (the "Maturity Date"), and bears an interest rate of 4% per   annum and a default interest rate of 18% per annum.  The amount owing under the Secured Note is secured by the assets of the Company. The note may be converted, the terms of which are to be negotiated between the Company and the note holder.

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ended June 30, 2021.

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

Our management, including our Chief Executive Officer and Principal Financial Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2021. In making this assessment, management used the framework in Internal Control - Integrated Framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the COSO- 2013 criteria. Based on the assessment performed, management believes that as of June 30, 2021, our internal control over financial reporting was not effective based upon the COSO-2013 criteria. Additionally, based on management’s assessment, we determined that there were material weaknesses in our internal control over financial reporting as of June 30, 2021.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

During the year ended June 30, 2021, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of September 28, 2021.

Name	Age	Office(s) held

Peter Sohn	48	President, CEO, CFO, and Director

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

Code of Ethics

As of June 30, 2021, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Compensation Discussion and Analysis

We presently do not have employment or compensation agreements with any of our named executive officers and have not established any overall system of executive compensation or any fixed policies regarding compensation of executive officers.

Summary Compensation Table

Compensation

For the year ended June 30, 2021 and 2020, the Company’s sole Director and Officer, earned fees of $12,000, respectively.

Narrative Disclosure to the Summary Compensation Table

For the year ended June 30, 2021 and 2020, the Company’s sole Director and Officer, earned fees of $12,000, respectively.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

None

Director Compensation

For the year ended June 30, 2021 and 2020, the Company’s sole Director and Officer, earned fees of $12,000, respectively.

Narrative Disclosure to the Director Compensation Table

For the year ended June 30, 2021 and 2020, the Company’s sole Director and Officer, earned fees of $12,000, respectively.

The Company did not pay any other form of compensation to the Company’s sole Director.

Employment Agreements with Current Management

We do not currently have any employment agreements in place with any of our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our capital stock by each executive officer and director, by each person known by us to beneficially own more than 5% of any class of stock and by the executive officers and directors as a group. Percentage figures for beneficial ownership of common stock are based upon: 315,064 shares of common stock outstanding as of September 28, 2021.

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

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees billed for each of the last two fiscal years by the Company’s independent registered public accounting firm, MNP LLP for the years ended June 30, 2021 and 2020, in connection with the audit of the Company’s financial statements and other professional services rendered.

Year Ended:	Audit Services	Audit Related Fees	Tax Fees	Other Fees
June 30, 2021	$22,492	$–	$–	$–
June 30, 2020	$27,415	$–	$–	$–

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of September 2021.

Legacy Ventures International, Inc. (Registrant)

By:	/s/ Peter Sohn
Peter Sohn

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Peter Sohn	President and Chief Executive Officer	September 28, 2021
Peter Sohn	(Principal Executive and Financial Officer)

