Form 10-Q
period 2021-09-30
LEGACY VENTURES INTERNATIONAL INC.
filed 2021-11-15
CIK 1616788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number 000-55849

LEGACY VENTURES INTERNATIONAL, INC

(Exact name of registrant as specified in its charter)

Nevada	30-0826318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27 Baycliffe Rd. Markham, ON, L3R 7T9 (Address of principal executive offices) (Zip Code)

647-969-7383 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 15, 2021, there were 315,064 outstanding shares of the registrant’s common stock, $0.0001 par value per share

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Interim Condensed Financial Statements of the Company are prepared as of September 30, 2021

CONTENTS

Interim Condensed Balance Sheets	4

Interim Condensed Statements of Operations and Comprehensive Income (Loss)	5

Interim Condensed Statements of Stockholders’ Deficiency	6

Interim Condensed Statements of Cash Flows	7

Notes to the Interim Condensed Financial Statements	8

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED BALANCE SHEETS

(unaudited)

(Express in United States Dollars (“US dollars”), except for number of shares)

	Note	September 30, 2021	June 30, 2021 (audited)
ASSETS
Current assets
Cash		$-	$22,780
Total assets		$-	$22,780
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	5	$95,154	$140,609
Secured promissory notes	4	-	165,000
Convertible notes	4	-	20,000
Interest payable	4	-	32,418
Advances from third parties	5	-	22,925
Total liabilities		$95,154	$380,952

Stockholders’ deficiency
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized:
Preferred Stock - no shares issued and outstanding September 30, 2021, and June 30, 2021	7	$-	$-
Common Stock, $0.0001 par value; 100,000,000 shares authorized:
Common Stock - 315,064 shares issued and outstanding September 30, 2021 and June 30, 2021	7	32	32
Additional paid in capital		6,394,771	6,394,771
Accumulated deficit		(6,489,957)	(6,752,975)
Total stockholders’ deficiency		(95,154)	(358,172)
Total liabilities and stockholders’ deficiency		$-	$22,780

See accompanying notes to the unaudited interim condensed financial statements

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(Express in United States Dollars (“US dollars”), except for number of shares)

		For the three months ended September 30,
	Note	2021	2020
Operating expenses
Professional fees	5	$5,440	$13,250
Other general and administration expenses		3,720	1,316
Loss from operations		(9,160)	(14,566)
Other income (expenses)
Interest expense - Convertible and Secured notes	4	(13,363)	(3,668)
Gain on cancellation of secured promissory notes and convertible notes		225,000	-
Gain on cancellation of interest payable		45,781	-
Gain on cancellation of third party advances and accrued liabilities		14,760	-
Bank charges and other		-	21
Total other income (expenses)		272,178	(3,647)
Income (Loss) before taxes		263,018	(18,213)
Net income (loss) and comprehensive income (loss)		$263,018	$(18,213)

Net income (loss) per share - basic and diluted	6	$0.83	$(0.06)
Weighted average number of common shares outstanding - basic and diluted		315,064	315,064

See accompanying notes to the unaudited interim condensed financial statements

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

(Express in United States Dollars (“US dollars”), except for number of shares)

		Common Stock
	Note	Number of Shares	Amount	Additional paid in capital	Deficit	Total
June 30, 2020		315,064	$32	$6,394,771	$(6,650,583)	$(255,780)
Net loss		-	-	-	(18,213)	(18,213)
September 30, 2020		315,064	$32	$6,394,771	$(6,668,796)	$(273,993)

		Common Stock
	Note	Number of Shares	Amount	Additional paid in capital	Deficit	Total
June 30, 2021		315,064	$32	$6,394,771	$(6,752,975)	$(358,172)
Net income		-	-	-	263,018	263,018
September 30, 2021		315,064	$32	$6,394,771	$(6,489,957)	$(95,154)

See accompanying notes to the unaudited interim condensed financial statements

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(Express in United States Dollars (“US dollars”), except for number of shares)

	For the three months ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$263,018	$(18,213)
Gain on cancellation of secured promissory notes and convertible notes	(225,000)
Gain on cancellation of interest payable	(45,781)
Gain on cancellation of third party advances and accrued liabilities	(14,760)
Changes in non-cash operating assets and liabilities
Interest payable - Convertible notes	13,363	3,668
Advances from third parties	(20,055)	-
Accounts payable and accrued liabilities	(33,565)	12,566
Net cash flows used in operating activities	(62,780)	(1,979)

CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from secured convertible note	40,000	-
Net cash flows provided by financing activity	40,000	-

Decrease in cash	(22,780)	(1,979)
Cash, beginning of period	22,780	15,136
Cash, end of period	$-	$13,157

Cash payments for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to the unaudited interim condensed financial statements

LEGACY VENTURES INTERNATIONAL, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

(unaudited)

(Express in United States Dollars (“US dollars”), except for number of shares)

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

On December 17, 2018, the former of 91% of the outstanding shares of common stock of the Company delivered to Peter Sohn an agreement for the acquisition by Mr. Sohn of the Shares from Mr. Letcavage, which agreement was dated August 9, 2018, but was delivered and deemed effective on December 17, 2018 (the “Agreement”). As a result, Mr. Sohn was able to unilaterally control the election of our Board of Directors, all matters upon which shareholder approval was required and, ultimately, the direction of the Company.

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

NOTE 2 – GOING CONCERN AND BASIS OF PRESENTATION

The Company’s unaudited interim condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2021, the Company has a working capital deficiency of $95,154, and an accumulated deficit of $6,489,957. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the unaudited interim condensed financial statements. The unaudited interim condensed financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies have not changed from the year ended June 30, 2021.

The accompanying unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these unaudited condensed interim financial statements. These unaudited condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended June 30, 2021, as filed with the SEC on September 28, 2021. Operating results for the three months ended September 30, 2021, are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending June 30, 2022.

LEGACY VENTURES INTERNATIONAL, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

NOTE 4 – SECURED PROMISSORY AND CONVERTIBLE NOTES

Secured Promissory Note

On December 2, 2018, the Company issued a Secured Promissory Note (“Secured Note”) to an accredited investor. The Secured Note has an aggregate principal amount of $50,000, and is payable on December 2, 2019 (the “Maturity Date”), and bears an interest rate of 4% per annum and a default interest rate of 18% per annum. The amount owing under the Secured Note is secured by the assets of the Company. The Secured Note may be converted into shares of common stock of the Company, the terms of which are to be negotiated between the Company and the note holder. Interest expense for the three months ended September 30, 2021 and 2020 was $2,391 and $2,391, respectively.

On September 6, 2019, the Company issued a Secured Promissory Note (“Secured Note”) to an accredited investor. The Secured Note has an aggregate principal amount of $50,000, and is payable on September 6, 2020 (the “Maturity Date”), and bears an interest rate of 4% per annum and a default interest rate of 18% per annum. The amount owing under the Secured Note is secured by the assets of the Company. The note may be converted into shares of common stock of the Company, the terms of which are to be negotiated between the Company and the note holder. Interest expense for the three months ended September 30, 2021 and 2020, was $2,391 and $1,039, respectively.

On October 1, 2020, the Company issued a Secured Promissory Note (“Secured Note”) to an accredited investor. The Secured Note has an aggregate principal amount of $65,000, and is payable on October 1, 2021, (the “Maturity Date”), and bears an interest rate of 4% per annum and a default interest rate of 18%. The amount owing under the Secured Note is secured by the assets of the Company. The note may be converted into shares of common stock of the Company, the terms of which are to be negotiated between the Company and the note holder. Interest expense for the three months ended September 30, 2021 and 2020, was $655 and $0, respectively.

On August 13, 2021, the Company issued a Secured Promissory Note (“Secured Note”) to an accredited investor. The Secured Note has an aggregate principal amount of $40,000, and is payable on August 13, 2022, (the “Maturity Date”), and bears an interest rate of 4% per annum and a default interest rate of 18% per annum. The amount owing under the Secured Note is secured by the assets of the Company. The note may be converted, the terms of which are to be negotiated between the Company and the note holder. Interest expense for the three months ended September 30, 2021 and 2020, was $470 and $nil, respectively.

As of September 30, 2021, each note holder has agreed to entered into a cancellation and release agreement to provide conclusive evidence of the cancellation, settlement and full and final mutual release with respect to all and any rights, obligations and disputes among the Parties arising under the Secured Note. There is no outstanding interest payable nor outstanding secured promissory note. The cancellation of secured promissory notes and the cancellation of interest payable were recorded as a gain on the statement of operation and comprehensive income (loss). The principal amount of $205,000, plus accumulated interest of $33,941, were forgiven.

Unsecured Convertible Promissory Notes

On June 28, 2017 the Company issued $20,000 of unsecured convertible promissory notes (“Convertible Notes”). The notes were assigned to 5 different arm’s length parties, each holding $4,000. The Convertible Notes matured on June 27, 2018, and bear interest at a rate of 8% per annum, and 12% for amounts owing past the default date. The Convertible Notes are convertible into the Common Stock of the Company at a fixed conversion rate of $0.75 per share at any time prior to the maturity date. The Company evaluated the terms and conditions of the Convertible Notes under the guidance of ASC 815, Derivatives and Hedging. The conversion feature met the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a limitation on the number of shares issuable under the arrangement. The instrument was convertible into a fixed number of shares and there were no down round protection features contained in the contracts. The Company was required to consider whether the hybrid contracts embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount resulted in a BCF because the fair value of the conversion was greater than the Company’s stock price on the date of issuance and a BCF was recorded in the amount of $20,000 and accordingly the amount of $20,000 was credited to Additional Paid in Capital. The BCF which represents debt discount is accreted over the life of the loan using the effective interest rate. Interest expense for the three months ended September 30, 2021 and 2020 was $248 and $238, respectively.

As of September 30, 2021, each note holder has agreed to entered into a cancellation and release agreement to provide conclusive evidence of the cancellation, settlement and full and final mutual release with respect to all and any rights, obligations and disputes among the Parties arising under the Secured Note. Three is no outstanding interest payable nor outstanding secured promissory note. The cancellation of convertible promissory notes and the cancellation of interest payable were recorded as a gain on the statement of operation and comprehensive income (loss). The principal amount of $20,000, plus accumulated interest of $11,840, were forgiven.

LEGACY VENTURES INTERNATIONAL, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

NOTE 5 – RELATED PARTY ADVANCES AND BALANCES, AND ADVANCES FROM THIRD PARTIES

The Company was previously advanced funds by a third party, the funds were used to pay certain professional fees including auditors, and accountants. The Company has agreed with the third party with respect to settlement of the amount advanced. As of September 30, 2021, there is no outstanding amount owe to third party.

For the three months ended September 30, 2021, there were no related party transactions.

For the three months ended September 30, 2020, $3,000 was paid to the Company’s sole Director and Officer, the amount expensed is in Professional fees in the interim unaudited condensed statements of operations and comprehensive income (loss). There were no other related party transactions.

NOTE 6 - BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The Company follows ASC Topic 260 to account for the income (loss) per share. Basic income (loss) per common share (“EPS”) calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted income (loss) per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents (if dilutive) outstanding. All dilutive common share equivalents were anti-dilutive for the three months ended September 30, 2021 and 2020.

NOTE 7 - COMMON AND PREFERRED STOCK TRANSACTIONS

As of September 30, 2021, the Company was authorized to issue 10,000,000 of preferred stock, with a par value of $0.0001 and 100,000,000 of common stock, with a par value of $0.0001.

There were no common stock transactions in the three months ended September 30, 2021 and 2020.

As of September 30, 2021, and June 30, 2021, the Company had 315,064 common stock issued and outstanding.

NOTE 8 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2021 up through the date the Company issued the interim condensed financial statements.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company’s primary source of liquidity consisted of $0 (June 30, 2021 - $22,780) in cash. The Company financed its operations through a combination of advances from third parties and the issuance of secured promissory notes and convertible promissory notes.

On August 13, 2021, the Company issued a Secured Promissory Note (“Secured Note”) to an accredited investor. The Secured Note has an aggregate principal amount of $40,000, and is payable on August 13, 2022, (the “Maturity Date”), and bears an interest rate of 4% per annum and a default interest rate of 18% per annum. The amount owing under the Secured Note is secured by the assets of the Company. The note may be converted, the terms of which are to be negotiated between the Company and the note holder.

The Company has sustained net losses which have resulted in a total stockholders’ deficiency at September 30, 2021, and is currently experiencing a shortfall in operating capital which raises substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates a net loss for the year ending June 30, 2022 and with the expected cash requirements for the coming months, without additional cash inflows from a corporate transaction, there is substantial doubt as to the Company’s ability to continue operations.

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

Net Cash Used in Operating Activities

During the three months ended September 30, 2021, cash used in operations was $62,780 and $1,979 for the three months ended September 30, 2020, respectively. Cash used in operating activities was primarily the result of settlement of accrual liabilities.

Net Cash Used in Investing Activities

There was no cash used in or provided from investing activities for the three months ended September 30, 2021 and 2020.

Net Cash Provided by Financing Activity

There was cash provided from financing activity of $40,000 and $0, respectively for the three months ended September 30, 2021 and 2020, as a result of the proceeds received from the issuance of a secured promissory note.

Results of Operations

Operating expenses. Operating expenses for the three months ended September 30, 2021, was $9,160 compared with $14,566 for the three months ended September 30, 2020. Operating expenses were lower with the three months ended September 30, 2020 largely due to lower professional fees.

Other income (expenses). Other income was higher for the three months ended September 30, 2021, compared with the other expenses for the three months ended September 30, 2020, primarily due to gain on cancellation of secured promissory notes and convertible notes, gain on cancellation of interest payable and gain on cancellation of third party advances and accrued liabilities.

Net income (Loss). Net income for the three months ended September 30, 2021, was $263,018, compared with net loss of $18,213 for the three months ended September 30, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 4. Controls and Procedures.

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a Company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the period ended September 30, 2021, that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 13, 2021, the Company issued a Secured Promissory Note (“Secured Note”) to an accredited investor. The Secured Note has an aggregate principal amount of $40,000, and is payable on August 13, 2022, (the “Maturity Date”), and bears an interest rate of 4% per annum and a default interest rate of 18% per annum. The amount owing under the Secured Note is secured by the assets of the Company. The note was cancelled on September 30, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed with or incorporated by reference in this report:

Item No.	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Ying Feng LAI.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Ying Feng LAI.

101*	XBRL Report

* filed herewith

LEGACY VENTURES INTERNATIONAL, INC.

Date: November 15, 2021	By:	/s/ Ying Feng LAI
	Name:	Ying Feng LAI
	Title:	Chief Financial Officer and Principal Executive Officer

