Form 10-Q
period 2021-12-31
LEGACY VENTURES INTERNATIONAL INC.
filed 2022-02-09
CIK 1616788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

As of February 9, 2022, there were 315,064 outstanding shares of the registrant’s common stock, $0.0001 par value per share

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Interim Condensed Financial Statements of the Company are prepared as of December 31, 2021

CONTENTS

Interim Condensed Balance Sheets	4

Interim Condensed Statements of Operations and Comprehensive Income (Loss)	5

Interim Condensed Statements of Stockholders’ Deficiency	6

Interim Condensed Statements of Cash Flows	7

Notes to the Interim Condensed Financial Statements	8

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED BALANCE SHEETS

(unaudited)

(Express in United States Dollars (“US dollars”), except for number of shares)

	Note	December 31, 2021	June 30, 2021 (audited)
ASSETS
Current assets
Cash		$-	$22,780
Total assets		$-	$22,780
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	5	$95,407	$140,609
Secured promissory notes	4	-	165,000
Convertible notes	4	-	20,000
Interest payable	4	-	32,418
Advances from third parties	5	-	22,925
Advances from a shareholder	5	8,091	-
Total liabilities		$103,498	$380,952

Stockholders’ deficiency
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized: Preferred Stock – no shares issued and outstanding December 31, 2021, and June 30, 2021	7	$-	$-
Common Stock, $0.0001 par value; 100,000,000 shares authorized: Common Stock – 315,064 shares issued and outstanding December 31, 2021 and June 30, 2021	7	32	32
Additional paid in capital		6,394,771	6,394,771
Accumulated deficit		(6,498,301)	(6,752,975)
Total stockholders’ deficiency		(103,498)	(358,172)
Total liabilities and stockholders’ deficiency		$-	$22,780

See accompanying notes to the unaudited interim condensed financial statements

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(Express in United States Dollars (“US dollars”), except for number of shares)

		For the three months ended December 31,		For the six months ended December 31,
	Note	2021	2020	2021	2020
Operating expenses
Professional fees	5	$7,377	$11,450	$12,817	$24,700
Other general and administration expenses		967	1,316	4,687	2,632
Loss from operations		(8,344)	(12,766)	(17,504)	(27,332)
Other income (expenses)
Interest expense – Convertible and Secured notes	4	-	(5,671)	(13,363)	(9,339)
Gain on cancellation of secured promissory notes and convertible notes	4	-	-	225,000	-
Gain on cancellation of interest payable	4	-	-	45,781	-
Gain on cancellation of third party advances and accrued liabilities		-	-	14,760	-
Bank charges and other		-	(245)	-	(224)
Total other income (expenses)		-	(5,916)	272,178	(9,563)
Income (Loss) before taxes		(8,344)	(18,682)	254,674	(36,895)
Net income (loss) and comprehensive income (loss)		$(8,344)	$(18,682)	$254,674	$(36,895)

Net income (loss) per share – basic and diluted	6	$(0.03)	$(0.06)	$0.81	$(0.12)

Weighted average number of common shares outstanding – basic and diluted		315,064	315,064	315,064	315,064

See accompanying notes to the unaudited interim condensed financial statements

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

(Express in United States Dollars (“US dollars”), except for number of shares)

For the six months ended December 31, 2020

		Common Stock
	Note	Number of Shares	Amount	Additional paid in capital	Deficit	Total
June 30, 2020		315,064	$32	$6,394,771	$(6,650,583)	$(255,780)
Net loss		-	-	-	(18,213)	(18,213)
September 30, 2020		315,064	$32	$6,394,771	$(6,668,796)	$(273,993)
Net loss		-	-	-	(18,682)	(18,682)
December 31, 2020		315,064	$32	$6,394,771	$(6,687,478)	$(292,675)

For the six months ended December 31, 2021

		Common Stock
	Note	Number of Shares	Amount	Additional paid in capital	Deficit	Total
June 30, 2021		315,064	$32	$6,394,771	$(6,752,975)	$(358,172)
Net income		-	-	-	263,018	263,018
September 30, 2021		315,064	$32	$6,394,771	$(6,489,957)	$(95,154)
Net loss		-	-	-	(8,344)	(8,344)
December 31, 2021		315,064	$32	$6,394,771	$(6,498,301)	$(103,498)

See accompanying notes to the unaudited interim condensed financial statements

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(Express in United States Dollars (“US dollars”), except for number of shares)

	For the six months ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$254,674	$(36,895)
Gain on cancellation of secured promissory notes and convertible notes	(225,000)
Gain on cancellation of interest payable	(45,781)
Gain on cancellation of third party advances and accrued liabilities	(14,760)
Changes in non-cash operating assets and liabilities
Interest payable – Convertible notes	13,363	9,339
Advances from third parties	(20,055)	-
Advances from a shareholder	8,091	-
Accounts payable and accrued liabilities	(33,312)	(5,558)
Net cash flows used in operating activities	(62,780)	(33,114)

CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from secured convertible note	40,000	65,000
Net cash flows provided by financing activity	40,000	65,000

(Decrease) Increase in cash	(22,780)	31,886
Cash, beginning of period	22,780	15,136
Cash, end of period	$-	$47,022

Cash payments for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to the unaudited interim condensed financial statements

LEGACY VENTURES INTERNATIONAL, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

(unaudited)

(Express in United States Dollars (“US dollars”), except for number of shares)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 – GOING CONCERN AND BASIS OF PRESENTATION

The Company’s unaudited interim condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2021, the Company has a working capital deficiency of $103,498, and an accumulated deficit of $6,498,301. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the unaudited interim condensed financial statements. The unaudited interim condensed financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies have not changed from the year ended June 30, 2021.

The accompanying unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these unaudited condensed interim financial statements. These unaudited condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended June 30, 2021, as filed with the SEC on September 28, 2021. Operating results for the six months ended December 31, 2021, are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending June 30, 2022.

LEGACY VENTURES INTERNATIONAL, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

NOTE 4 – SECURED PROMISSORY AND CONVERTIBLE NOTES

Secured Promissory Note

On December 2, 2018, the Company issued a Secured Promissory Note (“Secured Note”) to an accredited investor. The Secured Note has an aggregate principal amount of $50,000, and is payable on December 2, 2019 (the “Maturity Date”), and bears an interest rate of 4% per annum and a default interest rate of 18% per annum. The amount owing under the Secured Note is secured by the assets of the Company. The Secured Note may be converted into shares of common stock of the Company, the terms of which are to be negotiated between the Company and the note holder. Interest expense for the six months ended December 31, 2021 and 2020 was $2,391 and $4,782, respectively.

On September 6, 2019, the Company issued a Secured Promissory Note (“Secured Note”) to an accredited investor. The Secured Note has an aggregate principal amount of $50,000, and is payable on September 6, 2020 (the “Maturity Date”), and bears an interest rate of 4% per annum and a default interest rate of 18% per annum. The amount owing under the Secured Note is secured by the assets of the Company. The note may be converted into shares of common stock of the Company, the terms of which are to be negotiated between the Company and the note holder. Interest expense for the six months ended December 31, 2021 and 2020, was $2,391 and $3,430, respectively.

On October 1, 2020, the Company issued a Secured Promissory Note (“Secured Note”) to an accredited investor. The Secured Note has an aggregate principal amount of $65,000, and is payable on October 1, 2021, (the “Maturity Date”), and bears an interest rate of 4% per annum and a default interest rate of 18%. The amount owing under the Secured Note is secured by the assets of the Company. The note may be converted into shares of common stock of the Company, the terms of which are to be negotiated between the Company and the note holder. Interest expense for the six months ended December 31, 2021 and 2020, was $655 and $648, respectively.

On August 13, 2021, the Company issued a Secured Promissory Note (“Secured Note”) to an accredited investor. The Secured Note has an aggregate principal amount of $40,000, and is payable on August 13, 2022, (the “Maturity Date”), and bears an interest rate of 4% per annum and a default interest rate of 18% per annum. The amount owing under the Secured Note is secured by the assets of the Company. The note may be converted, the terms of which are to be negotiated between the Company and the note holder. Interest expense for the six months ended December 31, 2021 and 2020, was $470 and $nil, respectively.

As of September 30, 2021, each note holder has agreed to entered into a cancellation and release agreement to provide conclusive evidence of the cancellation, settlement and full and final mutual release with respect to all and any rights, obligations and disputes among the Parties arising under the Secured Note. There is no outstanding interest payable nor outstanding secured promissory note. The cancellation of secured promissory notes and the cancellation of interest payable were recorded as a gain on the statements of operations and comprehensive income (loss). The principal amount of $205,000, plus accumulated interest of $33,941, were forgiven.

Unsecured Convertible Promissory Notes

On June 28, 2017 the Company issued $20,000 of unsecured convertible promissory notes (“Convertible Notes”). The notes were assigned to 5 different arm’s length parties, each holding $4,000. The Convertible Notes matured on June 27, 2018, and bear interest at a rate of 8% per annum, and 12% for amounts owing past the default date. The Convertible Notes are convertible into the Common Stock of the Company at a fixed conversion rate of $0.75 per share at any time prior to the maturity date. The Company evaluated the terms and conditions of the Convertible Notes under the guidance of ASC 815, Derivatives and Hedging. The conversion feature met the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a limitation on the number of shares issuable under the arrangement. The instrument was convertible into a fixed number of shares and there were no down round protection features contained in the contracts. The Company was required to consider whether the hybrid contracts embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount resulted in a BCF because the fair value of the conversion was greater than the Company’s stock price on the date of issuance and a BCF was recorded in the amount of $20,000 and accordingly the amount of $20,000 was credited to Additional Paid in Capital. The BCF which represents debt discount is accreted over the life of the loan using the effective interest rate. Interest expense for the six months ended December 31, 2021 and 2020 was $248 and $479, respectively.

As of September 30, 2021, each note holder has agreed to entered into a cancellation and release agreement to provide conclusive evidence of the cancellation, settlement and full and final mutual release with respect to all and any rights, obligations and disputes among the Parties arising under the Secured Note. Three is no outstanding interest payable nor outstanding secured promissory note. The cancellation of convertible promissory notes and the cancellation of interest payable were recorded as a gain on the statements of operations and comprehensive income (loss). The principal amount of $20,000, plus accumulated interest of $11,840, were forgiven.

LEGACY VENTURES INTERNATIONAL, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

NOTE 5 – RELATED PARTY ADVANCES AND BALANCES, AND ADVANCES FROM THIRD PARTIES

The Company was previously advanced funds by a third party, the funds were used to pay certain professional fees including auditors, and accountants. The Company has agreed with the third party with respect to settlement of the amount advanced. As of December 31, 2021, there were no amounts owed to third parties outstanding.

For the six months ended December 31, 2021, the Company was advanced funds by a shareholder. The funds were used to pay certain professional fees including auditors and accountants. The balance is non-interest bearing and due on demand. As at December 31, 2021, there was a balance of $8,091 due to the shareholder.

For the six months ended December 31, 2020, $3,000 was paid to the Company’s sole Director and Officer, the amount expensed is in Professional fees in the interim unaudited condensed statements of operations and comprehensive income (loss). There were no other related party transactions.

NOTE 6 - BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The Company follows ASC Topic 260 to account for the income (loss) per share. Basic income (loss) per common share (“EPS”) calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents (if dilutive) outstanding. All dilutive common share equivalents were anti-dilutive for the six months ended December 31, 2021 and 2020.

NOTE 7 - COMMON AND PREFERRED STOCK TRANSACTIONS

As of December 31, 2021, the Company was authorized to issue 10,000,000 of preferred stock, with a par value of $0.0001 and 100,000,000 of common stock, with a par value of $0.0001.

There were no common stock transactions in the six months ended December 31, 2021 and 2020.

As of December 31, 2021, and June 30, 2021, the Company had 315,064 common stock issued and outstanding.

NOTE 8 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the interim condensed financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2021 up through the date the Company issued the interim condensed financial statements.

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

Liquidity and Capital Resources

As of December 31, 2021, the Company’s primary source of liquidity consisted of $0 (June 30, 2021 - $22,780) in cash. The Company financed its operations through a combination of advances from third parties and the issuance of secured promissory notes and convertible promissory notes.

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

The Company has sustained net losses which have resulted in a total stockholders’ deficiency at December 31, 2021, and is currently experiencing a shortfall in operating capital which raises substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates a net loss for the year ending June 30, 2022 and with the expected cash requirements for the coming months, without additional cash inflows from a corporate transaction, there is substantial doubt as to the Company’s ability to continue operations.

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

Net Cash Used in Operating Activities

During the six months ended December 31, 2021, cash used in operations was $62,780 and $33,114 for the six months ended December 31, 2020, respectively. Cash used in operating activities was primarily the result of settlement of accrual liabilities.

Net Cash Used in Investing Activities

There was no cash used in or provided from investing activities for the six months ended December 31, 2021 and 2020.

Net Cash Provided by Financing Activity

There was cash provided from financing activity of $40,000 and $65,000, respectively for the six months ended December 31, 2021 and 2020, as a result of the proceeds received from the issuance of a secured promissory note.

Results of Operations

For the three months ended December 31, 2021

Operating expenses. Operating expenses for the three months ended December 31, 2021, was $8,344 compared with $12,766 for the three months ended December 31, 2020. Operating expenses were lower with the three months ended December 31, 2021 largely due to lower professional fees.

Other income (expenses). There was no other income for the three months ended December 31, 2021, compared with the other expenses for the three months ended December 31, 2020.

Net income (Loss). Net loss for the three months ended December 31, 2021, was $8,344, compared with net loss of $18,682 for the three months ended December 31, 2020.

For the six months ended December 31, 2021

Operating expenses. Operating expenses for the six months ended December 31, 2021, was $17,504 compared with $27,332 for the six months ended December 31, 2020. Operating expenses were lower with the six months ended December 31, 2021 largely due to lower professional fees.

Other income (expenses). Other income was higher for the six months ended December 31, 2021, compared with the other expenses for the six months ended December 31, 2020, primarily due to gain on cancellation of secured promissory notes and convertible notes, gain on cancellation of interest payable and gain on cancellation of third party advances and accrued liabilities.

Net income (Loss). Net income for the six months ended December 31, 2021, was $254,674, compared with net loss of $36,895 for the six months ended December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the period ended December 31, 2021, that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed with or incorporated by reference in this report:

Item No.	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Pak Hong WAN.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Pak Hong WAN.

101*	Inline XBRL Report

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* filed herewith

LEGACY VENTURES INTERNATIONAL, INC.

Date: February 9, 2022	By:	/s/ Pak Hong WAN
	Name:	Pak Hong WAN
	Title:	Chief Executive Officer, Chief Financial Officer

