Form 10-K
period 2022-06-30
LEGACY VENTURES INTERNATIONAL INC.
filed 2022-09-30
CIK 1616788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended June 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ____ to ______

Commission File Number 000-55849

LEGACY VENTURES INTERNATIONAL, INC

(Exact name of registrant as specified in its charter)

Nevada	30-0826318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 01, 82/F. International Commerce Centre, 1 Austin Road West, Kowloon, Hong Kong

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

The aggregate market value of the voting and non-voting common equity held by non-affiliate of the registrant as of December 31, 2021 was approximately $1,890,384 based on the closing price on December 31, 2021. Shares of the registrant’s common stock held by each executive officer and director and each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There was a total of 50,315,064 shares of the registrant’s common stock outstanding as of September 30, 2022.

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

Secured Promissory Note

On August 13, 2021, the Company issued a Secured Promissory Note (“Secured Note”) to an accredited investor. The Secured Note has an aggregate principal amount of $40,000, and is payable on August 13, 2022, (the “Maturity Date”), and bears an interest rate of 4% per annum. The amount owing under the Secured Note is secured by the assets of the Company. The note may be converted, the terms of which are to be negotiated between the Company and the note holder.

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

Employees

The Company currently has no full time employees outside of the officer and directors.

Transfer Agent

We have engaged Transfer Online, Inc. as our stock transfer agent. Transfer Online, Inc. is located at 512 SE Salmon St., Portland, OR 97214. Phone: (503) 227-2950.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES

The Company’s current executive offices are located at Unit 01, 82/F. International Commerce Centre, 1 Austin Road West, Kowloon, Hong Kong.

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

The following historical quotations obtained online at the OTC Markets website reflects the high and low bids for our Common Stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Fiscal Year Ended June 30, 2022

Quarter Ended	High $	Low $
June 30, 2022	$5.00	$5.00
March 31, 2022	$8.88	$4.00
December 31, 2021	$14.95	$4.00
September 30, 2021	$12.00	$1.25

Fiscal Year Ended June 30, 2021

Quarter Ended	High $	Low $
June 30, 2021	$1.25	$1.25
March 31, 2021	$2.00	$0.10
December 31, 2020	$0.90	$0.09
September 30, 2020	$1.30	$0.75

On September 30, 2022, the last sales price per share of our common stock was $5.00 per share.

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

Shareholders

As of September 30, 2022, there are 50,315,064 shares of Common Stock issued and outstanding held by 37 shareholders of record.

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

Recent Sales of Unregistered Securities

On April 11, 2022, Legacy Ventures International, Inc. (the “Company”) entered into a subscription agreement with Wei TJONG, subscribing 50,000,000 shares. The investor agreed to subscribe 50,000,000 shares of the Company’s common stock with par value $0.0001 per share, at a purchase price of $0.0008 per share, in aggregate for cash consideration of $40,000.

Regards to all of the above transactions we claim an exemption from registration afforded by Section 4(a)(2) and/or Regulation S of the Securities Act of 1933, as amended (“Regulation S”) for the above sales of the stock since the sales of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

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

ITEM 6. [RESERVED]

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

Results of Operations for the years ended June 30, 2022 and 2021

Operating expenses. Operating expenses for the year ended June 30, 2022, was $54,822 compared with $52,164 for the year ended June 30, 2021. Operating expenses were almost the same for both years.

Other income (expenses). Other income was higher for the year ended June 30, 2022, compared with the other expenses for the year ended June 30, 2021, primarily due to gain on cancellation of secured promissory notes and convertible notes, gain on cancellation of interest payable and gain on cancellation of third party advances and accrued liabilities.

Net income (loss). Net income for the year ended June 30, 2022, was $307,468, compared with net loss of $102,392 for the year ended June 30, 2021.

Liquidity and Capital Resources

As of June 30, 2022, the Company’s primary source of liquidity consisted of $21,017 (June 30, 2021 - $22,780) in cash. The Company financed its operations through a combination of advances from third parties and the issuance of secured promissory notes, convertible promissory notes and common stock.

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

On April 11, 2022, Legacy Ventures International, Inc. (the “Company”) entered into a subscription agreement with Wei TJONG, subscribing 50,000,000 shares. The investor agreed to subscribe 50,000,000 shares of the Company’s common stock with par value $0.0001 per share, at a purchase price of $0.0008 per share, in aggregate for cash consideration of $40,000.

The Company is currently experiencing a shortfall in operating capital which raises substantial doubt about the Company’s ability to continue as a going concern. With the expected cash requirements for the coming months, without additional cash inflows from a corporate transaction, there is substantial doubt as to the Company’s ability to continue operations.

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

Net Cash Used in Operating Activities

During the year ended June 30, 2022, cash used in operations was $93,236 and $57,356 for the year ended June 30, 2021, respectively. Cash used in operating activities was primarily the result of settlement of accrual liabilities and repayment to third parties.

Net Cash Used in Investing Activities

There was no cash used in or provided from investing activities for the year ended June 30, 2022 and 2021.

Net Cash Provided by Financing Activities

There was cash provided from financing activities of $91,473 and $65,000, respectively for the year ended June 30, 2022 and 2021, as a result of the proceeds received from the issuance of a secured promissory note and common stock, and advances from a shareholder.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the current year, although the Company has generated income from operations, the Company has, an accumulated deficit of $6,445,507 as of June 30, 2022 (June 30, 2021 - $6,752,975). The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. These conditions cast substantial doubt on the Company’s ability to continue as a going concern. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the financial statements. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

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

Income (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflect the potential dilution of securities that could share in the income (loss) of an entity. Diluted income (loss) per share exclude all potentially dilutive shares if their effect is anti-dilutive. All dilutive common share equivalents were anti-dilutive for the years ended June 30, 2022 and 2021.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LEGACY VENTURES INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 1930)

To the Board of Directors and Stockholders of Legacy Ventures International, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Legacy Ventures International, Inc. (the “Company”) as of June 30, 2022 and 2021 and the related statements of operations and comprehensive income (loss), stockholders’ deficiency, and cash flows for the years ended June 30, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2022 in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. This matter is also described in the “Critical Audit Matters” section of our report.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Going Concern

Critical Audit Matter Description

As described in Note 2, for the fiscal years ended June 30, 2022 and 2021, the Company reported accumulated deficit of $6,445,507 and $6,752,975 and a working capital deficiency of $10,704 and $358,172, respectively. The Company’s operations are mainly funded with debt financing, which is dependent upon many external factors and may be difficult to raise when required. The Company may not have sufficient cash to fund its operations, and therefore, will require additional funding, which if not raised, may result in the delay, postponement or curtailment of some or all of its activities. Management has prepared future cash flow forecasts, which involves judgement and estimation of key variables, such as planned expenditures, future financings and market conditions. Future economic conditions, including the impact of the global COVID-19 pandemic and effects of key events subsequent to the year end, such as debt financing, also impacted management’s judgements and estimates.

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

Audit Response

We responded to this matter by performing procedures over management’s assessment of the Company’s ability to continue as a going concern. Our audit work in relation to this included, but was not restricted to, the following:

●	We inquired with management whether there is substantial doubt regarding the Company’s ability to continue as a going concern;
●	We inquired and evaluated management’s plan for future actions, including subsequent events, and whether the outcome of these plans is likely to improve the situation and assessed the feasibility of the plan;
●	We reviewed the related financial statement disclosure in the notes to the financial statements to ensure they are adequate.

Chartered Professional Accountants

Licensed Public Accountants

We have served as the Company’s auditor since 2018.

Mississauga, Canada

September 30, 2022

LEGACY VENTURES INTERNATIONAL, INC.

BALANCE SHEETS

(Express in United States Dollars (“US dollars”), except for number of shares)

	Note	June 30, 2022	June 30, 2021
ASSETS
Current assets
Cash		$21,017	$22,780
Total assets		$21,017	$22,780
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	5	$20,248	$140,609
Secured promissory notes	4	-	165,000
Convertible notes	4	-	20,000
Interest payable	4	-	32,418
Advances from third parties	5	-	22,925
Advances from a shareholder	5	11,473	-
Total liabilities		$31,721	$380,952

Stockholders’ deficiency
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized: Preferred Stock – no shares issued and outstanding June 30, 2022, and June 30, 2021	6	$-	$-
Common Stock, $0.0001 par value; 100,000,000 shares authorized: Common Stock – 50,315,064 and 315,064 shares issued and outstanding June 30, 2022 and June 30, 2021, respectively	6	5,032	32
Additional paid in capital		6,429,771	6,394,771
Accumulated deficit		(6,445,507)	(6,752,975)
Total stockholders’ deficiency		(10,704)	(358,172)
Total liabilities and stockholders’ deficiency		$21,017	$22,780

Going concern	2
Subsequent events	8

See accompanying notes to the financial statements

LEGACY VENTURES INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Express in United States Dollars (“US dollars”), except for number of shares)

		For the years ended June 30,
	Note	2022	2021
Operating expenses
Professional fees	5	$40,367	$46,900
Other general and administration expenses		14,455	5,264
Loss from operations		(54,822)	(52,164)
Other income (expenses)
Interest expense - Convertible and Secured notes	4	(13,363)	(20,524)
Gain on cancellation of secured promissory notes and convertible notes	4	225,000	-
Gain on cancellation of interest payable	4	45,781	-
Gain on cancellation of third party advances and accrued liabilities	5	104,760	-
Exchange gain		145
Bank charges and other		(33)	(29,704)
Total other income (expenses)		362,290	(50,228)
Income (Loss) before taxes		307,468	(102,392)
Net income (loss) and comprehensive income (loss)		$307,468	$(102,392)

Net income (loss) per share - basic and diluted		$0.03	$(0.32)
Weighted average number of common shares outstanding - basic and diluted		11,273,968	315,064

See accompanying notes to the financial statements

LEGACY VENTURES INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Express in United States Dollars (“US dollars”), except for number of shares)

		Common Stock
	Note	Number of Shares	Amount	Additional paid in capital	Deficit	Total
June 30, 2020		315,064	$32	$6,394,771	$(6,650,583)	$(255,780)

Net loss		-	-	-	(102,392)	(102,392)
June 30, 2021		315,064	$32	$6,394,771	$(6,752,975)	$(358,172)
Share issuance	6	50,000,000	5,000	35,000	-	40,000
Net income		-	-	-	307,468	307,468
June 30, 2022		50,315,064	$5,032	$6,429,771	$(6,445,507)	$(10,704)

See accompanying notes to the financial statements

LEGACY VENTURES INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(Express in United States Dollars (“US dollars”), except for number of shares)

	For the years ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$307,468	$(102,392)
Gain on cancellation of secured promissory notes and convertible notes	(225,000)	-
Gain on cancellation of interest payable	(45,781)	-
Gain on cancellation of third party advances and accrued liabilities	(104,760)	-
Changes in non-cash operating assets and liabilities
Interest payable – Convertible notes	13,363	20,524
Advances from third parties	(20,055)	-
Accounts payable and accrued liabilities	(18,471)	24,512
Net cash flows used in operating activities	(93,236)	(57,356)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance	40,000	-
Advances from a shareholder	11,473	-
Proceeds from secured convertible note	40,000	65,000
Net cash flows provided by financing activities	91,473	65,000

(Decrease) Increase in cash	(1,763)	7,644
Cash, beginning of year	22,780	15,136
Cash, end of year	$21,017	$22,780

Cash payments for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to the financial statements

LEGACY VENTURES INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

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

NOTE 2 – GOING CONCERN AND BASIS OF PRESENTATION

The Company’s audited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2022, the Company has a working capital deficiency of $10,704 (June 30, 2021 - $358,172), and an accumulated deficit of $6,445,507 (June 30, 2021 - $6,752,975). The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the audited financial statements. The audited financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

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

Income (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflect the potential dilution of securities that could share in the income (loss) of an entity. Diluted income (loss) per share exclude all potentially dilutive shares if their effect is anti-dilutive. All dilutive common share equivalents were anti-dilutive for the years ended June 30, 2022 and 2021.

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

NOTE 4 – SECURED PROMISSORY AND CONVERTIBLE NOTES

Secured Promissory Note

On December 2, 2018, the Company issued a Secured Promissory Note (“Secured Note”) to an accredited investor. The Secured Note had an aggregate principal amount of $50,000, and was payable on December 2, 2019 (the “Maturity Date”), and borne an interest rate of 4% per annum and a default interest rate of 18% per annum. The amount owing under the Secured Note was secured by the assets of the Company. The Secured Note might be converted into shares of common stock of the Company, the terms of which were to be negotiated between the Company and the note holder. Interest expense for the years ended June 30, 2022 and 2021 was $2,391 and $9,486, respectively.

On September 6, 2019, the Company issued a Secured Promissory Note (“Secured Note”) to an accredited investor. The Secured Note had an aggregate principal amount of $50,000, and was payable on September 6, 2020 (the “Maturity Date”), and borne an interest rate of 4% per annum and a default interest rate of 18% per annum. The amount owing under the Secured Note was secured by the assets of the Company. The note might be converted into shares of common stock of the Company, the terms of which were to be negotiated between the Company and the note holder. Interest expense for the years ended June 30, 2022 and 2021, was $2,391 and $8,134, respectively.

On October 1, 2020, the Company issued a Secured Promissory Note (“Secured Note”) to an accredited investor. The Secured Note had an aggregate principal amount of $65,000, and was payable on October 1, 2021, (the “Maturity Date”), and borne an interest rate of 4% per annum and a default interest rate of 18%. The amount owing under the Secured Note was secured by the assets of the Company. The note might be converted into shares of common stock of the Company, the terms of which were to be negotiated between the Company and the note holder. Interest expense for the years ended June 30, 2022 and 2021, was $655 and $1,944, respectively.

On August 13, 2021, the Company issued a Secured Promissory Note (“Secured Note”) to an accredited investor. The Secured Note had an aggregate principal amount of $40,000, and was payable on August 13, 2022, (the “Maturity Date”), and borne an interest rate of 4% per annum and a default interest rate of 18% per annum. The amount owing under the Secured Note was secured by the assets of the Company. The note might be converted, the terms of which were to be negotiated between the Company and the note holder. Interest expense for the years ended June 30, 2022 and 2021, was $470 and $nil, respectively.

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

Unsecured Convertible Promissory Notes

On June 28, 2017 the Company issued $20,000 of unsecured convertible promissory notes (“Convertible Notes”). The notes were assigned to 5 different arm’s length parties, each holding $4,000. The Convertible Notes matured on June 27, 2018, and borne interest at a rate of 8% per annum, and 12% for amounts owing past the default date. The Convertible Notes were convertible into the Common Stock of the Company at a fixed conversion rate of $0.75 per share at any time prior to the maturity date. The Company evaluated the terms and conditions of the Convertible Notes under the guidance of ASC 815, Derivatives and Hedging. The conversion feature met the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a limitation on the number of shares issuable under the arrangement. The instrument was convertible into a fixed number of shares and there were no down round protection features contained in the contracts. The Company was required to consider whether the hybrid contracts embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount resulted in a BCF because the fair value of the conversion was greater than the Company’s stock price on the date of issuance and a BCF was recorded in the amount of $20,000 and accordingly the amount of $20,000 was credited to Additional Paid in Capital. The BCF which represents debt discount was accreted over the life of the loan using the effective interest rate. Interest expense for the years ended June 30, 2022 and 2021 was $248 and $960, respectively.

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

NOTE 5 – RELATED PARTY ADVANCES AND BALANCES, AND ADVANCES FROM THIRD PARTIES

The Company was previously advanced funds by a third party, the funds were used to pay certain professional fees including auditors, and accountants. The Company has agreed with the third party with respect to settlement of the amount advanced. For the year ended June 30, 2022, we recognized a gain on cancellation of third party advances and accrued liabilities, amount of $104,760. As of June 30, 2022, there were no amounts owed to third parties outstanding.

For the year ended June 30, 2022, the Company was advanced funds by a shareholder. The funds were used to pay certain professional fees including auditors and accountants. The balance is non-interest bearing and due on demand. As at June 30, 2022, there was a balance of $11,473 due to the shareholder.

For the years ended June 30, 2021, the previous sole Director and Officer of the Company, earned fees of $12,000. The Company did not pay any other form of compensation to the Company’s sole Officer. There were no other related party transactions.

NOTE 6 - COMMON AND PREFERRED STOCK TRANSACTIONS

As of June 30, 2022, the Company was authorized to issue 10,000,000 of preferred stock, with a par value of $0.0001 and 100,000,000 of common stock, with a par value of $0.0001.

During the year ended June 30, 2022, the Company issued 50,000,000 shares of Common Stock through a private placement for gross proceeds of $40,000.

There were no common stock transactions for the year ended June 30, 2021.

As of June 30, 2022, and June 30, 2021, the Company had 50,315,064 and 315,064 Common Stock issued and outstanding, respectively.

NOTE 7 - INCOME TAXES

Income taxes

The provision for income taxes differs from that computed at the corporate tax rate of approximately 21% (2021-21%) as follows:

	2022	2021
Net income (loss) before income taxes	$307,468	$(102,392)
Expected income tax expense (recovery) at statutory rates	64,570	(21,500)
Tax rate and other adjustments	—	—
Tax effect of non-deductible expenses (taxable items)	(18,900)	6,300
Change in valuation allowance	(45,670)	15,200
Provision for (benefit from) income taxes	$—	$—

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

Net deferred tax assets consist of the following components as of June 30, 2022 and 2021 :

	2022	2021
Deferred tax assets (non-current):
Net operating loss	$407,130	$296,660
Valuation allowance	(407,130)	(296,660)
Net deferred tax assets	$—	$—

NOTE 8 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2022 up through the date the Company issued the financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Our management, including our Chief Executive Officer and Principal Financial Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. In making this assessment, management used the framework in Internal Control - Integrated Framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the COSO- 2013 criteria. Based on the assessment performed, management believes that as of June 30, 2022, our internal control over financial reporting was not effective based upon the COSO-2013 criteria. Additionally, based on management’s assessment, we determined that there were material weaknesses in our internal control over financial reporting as of June 30, 2022.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

During the year ended June 30, 2022, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure regarding foreign jurisdictions that prevent inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of June 30, 2022.

Name	Age	Office(s) held

Pak Hong WAN	41	Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and Director
Ying Feng LAI	31	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Pak Hong WAN– Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and the Chairman of Board of Directors of the Company

Mr. WAN obtained his Bachelor Degree in Design and Master of Philosophy, under School of Design of the Hong Kong Polytechnic University, in 2004 and 2007 respectively.

Since April 2014, Mr. WAN has been a director of All of This Limited (“ATL”), a company in light industry including light product design and manufacturing. Mr. WAN is responsible for the marketing development of ATL. Mr. WAN oversees and maintains company standard operating procedures including business relations, performances and communications. Mr. WAN identifies all business opportunities and executes plans strategically in order to expand business networks and build relationships.

Mr. WAN obtained many international Design Award from 2004 to 2012, including but not limited to, Good Design Award (Chicago, USA), Spark Concept Awards (San Francisco, USA), Most Successful Design Awards (Shanghai, China), Crystal Cabin Awards (Hamburg, Germany), Perspective Awards (Hong Kong, China). Mr. WAN also acted as Design Columnist in MILKX Magazine (China), Vision in Life Magazine (Hong Kong) and Think-Silly Online Magazine from 2008 to 2013.

The Company believes Mr. WAN’s extensive experience in design and marketing fields will help the brand building of the Company. As a result, Mr. WAN is appointed as the above-mentioned capacities of the Company.

Ying Feng LAI - Director

Mr. Ying Feng LAI (“Mr. LAI”), age 30, obtained his Diploma of Business Administration in the Columbia College in Canada in 2012.

From January 2012 to March 2016, Mr. LAI was an assistant operation commissioner of Aquaporin Industries Limited, a water tech company delivering innovative technology built on nature’s own water filtration. (“Aquaporin”) Aquaporin had three target markets, namely industrial water, drinking water and hemodialysis. Mr. LAI was responsible for resources planning and management including hiring and interviewing, training, coaching, developing, objective setting and performance management.

Since April 2016, Mr. LAI has been a Vice President of Operation of Zeus Medicine Pharmaceutical Group Limited, a manufacturing company on branded and generic medicines and medical supplies. (“Zeus”) Mr. LAI is responsible for the leading, developing and mentoring manufacturing operation.

Mr. Ying Feng LAI has been appointed as a Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and Directors of the Company since October 14, 2021.

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

Code of Ethics

As of June 30, 2022, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Compensation Discussion and Analysis

We presently do not have employment or compensation agreements with any of our named executive officers and have not established any overall system of executive compensation or any fixed policies regarding compensation of executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Pak Hong WAN (1)	2022		-	-	-	-	-	-	-	-
President and CEO	2021		-	-	-	-	-	-	-	-
Peter Sohn (3)	2022		-	-	-	-	-	-	-	-
Previous Officer	2021	12,000	-	-	-	-	-	-	-	12,000

(1)	Mr. Pak Hong WAN was appointed as President and CEO on December 2, 2021.
(2)	Mr. Peter Sohn resigned from all of his positions on October 25, 2021.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

None

Director Compensation

Name	Fee earned or paid in cash	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Pak Hong WAN(1)
-2022	-	-	-	-	-	-	-
-2021	-	$-	-	-	-	-	$-
Ying Feng LAI(2)
-2022	-	-	-	-	-	-	-
-2021	-	$-	-	-	-	-	$-
Peter Sohn(1)
-2022	-	-	-	-	-	-	-
-2021	-	$-	-	-	-	-	$-

(1)	Mr. Pak Hong WAN was appointed as director on December 2, 2021.
(2)	Mr. Ying Feng LAI was appointed director on October 25, 2021.
(3)	Mr. Peter Sohn resigned from all of his positions on October 25, 2021.

Employment Agreements with Current Management

We do not currently have any employment agreements in place with any of our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our capital stock by each executive officer and director, by each person known by us to beneficially own more than 5% of any class of stock and by the executive officers and directors as a group. Percentage figures for beneficial ownership of common stock are based upon: 50,315,064 shares of common stock outstanding as of September 30, 2022.

Common Stock

Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of beneficial ownership
Pak Hong WAN	9,300	-%
Ying Feng LAI	6,380	-%
Total of All Current Directors and Officers:	15,680	-%

Other 5% Holders:
Wei Tjong	49,189,040	97.8%

(1)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date.

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

Related Party Transactions

Related parties’ relationships are as follows:

Wei TJONG	Major shareholder of the Company

During the year ended June 30, 2022, Wei TJONG advanced $11,473 for operating expenses.

During the year ended June 30, 2022, the Company did not have transaction with David Po.

Amounts due to Wei TJONG as of June 30, 2022 and June 30, 2021, were $11,473 and $0, respectively.

The owing to Wei TJONG consists of working capital advances and borrowings. These amounts are due on demand and are non-interest bearing.

Director Independence

We adhere to the NASDAQ listing standards in determining whether a director is independent. Our board of directors consults with its counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The NASDAQ listing standards define an “independent director” as a person, other than an executive officer of a company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Consistent with these considerations, and considering their positions as executive officers and recent employees of the Company. Our board operates with 2 directors, we have determined that none of our directors qualifies as an independent director. We do not maintain a compensation, nominating or audit committee.

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees billed for each of the last two fiscal years by the Company’s independent registered public accounting firm, MNP LLP for the years ended June 30, 2022 and 2021, in connection with the audit of the Company’s financial statements and other professional services rendered.

Year Ended:	Audit Services	Audit Related Fees	Tax Fees	Other Fees
June 30, 2022	$19,182	$–	$–	$–
June 30, 2021	$22,492	$–	$–	$–

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

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit Number	Description
2.1	Share Exchange Agreement between the Company and RM Fresh Brands, Inc., dated September 30, 2015 (2)
2.2	Addendum No. 1 to Share Exchange Agreement between the Company and RM Fresh Brands, Inc., dated as of November 20, 2015 (3)
2.3	Share Exchange Agreement between the Company and Nexalin technology, Inc.., dated September 1, 2017 (5)
2.4	Form of Warrant (5)
3.1	Articles of Incorporation (1)
3.3	Bylaws (1)
10.1	Share Cancellation Agreement, dated September 30, 2015 (2)
10.2	Addendum No. 1 to Share Cancellation Agreement, dated as of November 20, 2015 (3)
10.3	Form of Executive Management Agreement, dated September 30, 2015 (2)
10.4	Shareholder Agreement(4)
10.5	Release(4)
10.6	Demand Promissory Note(4)
10.7	Assignment Agreement(4)
10.8	Stock Purchase Agreement, Dated September 29, 2021, By And Among Peter Sohn And Ying Feng Lai, Wei Tjong, Pak Hong Wan, Johnathan Chung Hon Choi, Chi Hung Yeung, And Hau Ming Chow(6)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2022 formatted in Extensible Business Reporting Language (XBRL).
	101.INS	Inline XBRL Instance Document
	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
	101.SCH	Inline XBRL Taxonomy Extension Schema

(1)	Incorporated by reference to the registration statement on Form S-1 filed on September 30, 2014.
(2)	Incorporated by reference to the current report on Form 8-K filed on October 7, 2015.
(3)	Incorporated by reference to the quarterly report on Form 10-Q filed on November 23, 2015.
(4)	Incorporated by reference to the current report on Form 8-K filed on September 2, 2016.
(5)	Incorporated by reference to the current report on Form 8-K filed on September 15, 2017.
(6)	Incorporated by reference to the current report on Form 8-K filed on October 14, 2021.
*	Provided herewith
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of September 2022.

Legacy Ventures International, Inc.
(Registrant)

By:	/s/ Pak Hong WAN
Pak Hong WAN

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Pak Hong WAN	President and Chief Executive Officer	September 30, 2022
Pak Hong WAN	(Principal Executive and Financial Officer)

