Form 10-Q
period 2022-12-31
LEGACY VENTURES INTERNATIONAL INC.
filed 2023-02-01
CIK 1616788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of February 1, 2023, there were 50,315,064 outstanding shares of the registrant’s common stock, $0.0001 par value per share

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Interim Condensed Financial Statements of the Company are prepared as of December 31, 2022

CONTENTS

Interim Condensed Balance Sheets	4

Interim Condensed Statements of Operations and Comprehensive Income (Loss)	5

Interim Condensed Statements of Stockholders’ Deficiency	6

Interim Condensed Statements of Cash Flows	7

Notes to the Interim Condensed Financial Statements	8

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED BALANCE SHEETS

(unaudited)

(Express in United States Dollars (“US dollars”), except for number of shares)

	Note	December 31, 2022	June 30, 2022
ASSETS
Current assets
Cash		$356	$21,017
Prepayment		509	-
Total assets		$865	$21,017

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities		$12,207	$20,248
Advances from a shareholder	4	25,970	11,473
Total liabilities		$38,177	$31,721

Stockholders’ deficiency
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized: Preferred Stock – no shares issued and outstanding December 31, 2022, and June 30, 2022	6	$—	$—
Common Stock, $0.0001 par value; 100,000,000 shares authorized: Common Stock – 50,315,064 shares issued and outstanding December 31, 2022 and June 30, 2022	6	5,032	5,032
Additional paid in capital		6,429,771	6,429,771
Accumulated deficit		(6,472,115)	(6,445,507)
Total stockholders’ deficiency		(37,312)	(10,704)
Total liabilities and stockholders’ deficiency		$865	$21,017

Going Concern	2
Subsequent events	7

See accompanying notes to the unaudited interim condensed financial statements

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(Express in United States Dollars (“US dollars”), except for number of shares)

		For the three months ended December 31,		For the six months ended December 31,
	Note	2022	2021	2022	2021
Operating expenses
Professional fees		$11,339	$7,377	$19,635	$12,817
Other general and administration expenses		5,452	967	6,823	4,687
Loss from operations		(16,791)	(8,344)	(26,458)	(17,504)
Other (expenses) income
Interest expense – Convertible and Secured notes		-	-	-	(13,363)
Gain on cancellation of secured promissory notes and convertible notes		-	-	-	225,000
Gain on cancellation of interest payable		-	-	-	45,781
Gain on cancellation of third party advances and accrued liabilities		-	-	-	14,760
Bank charges and other		(4)	-	(150)	-
Total other (expenses) income		(4)	-	(150)	272,178
(Loss) Income before taxes		(16,795)	(8,344)	(26,608)	254,674
Net (loss) income and comprehensive (loss) income		$(16,795)	$(8,344)	$(26,608)	$254,674

Net (loss) income per share - basic and diluted	5	$(0.00)	$(0.03)	$(0.00)	$0.81

Weighted average number of common shares outstanding – basic and diluted		50,315,064	315,064	50,315,064	315,064

See accompanying notes to the unaudited interim condensed financial statements

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

(Express in United States Dollars (“US dollars”), except for number of shares)

For the six months ended December 31, 2021

		Common Stock
	Note	Number of Shares	Amount	Additional paid in capital	Deficit	Total
June 30, 2021		315,064	$32	$6,394,771	$(6,752,975)	$(358,172)
Net income		-	-	-	263,018	263,018
September 30, 2021		315,064	$32	$6,394,771	$(6,489,957)	$(95,154)
Net loss		-	-	-	(8,344)	(8,344)
December 31, 2021		315,064	$32	$6,394,771	$(6,498,301)	$(103,498)

For the six months ended December 31, 2022

		Common Stock
	Note	Number of Shares	Amount	Additional paid in capital	Deficit	Total
June 30, 2022		50,315,064	$5,032	$6,429,771	$(6,445,507)	$(10,704)

Net loss		-	-	-	(9,813)	(9,813)
September 30, 2022		50,315,064	$5,032	$6,429,771	$(6,455,320)	$(20,517)
Net loss		-	-	-	(16,795)	(16,795)
December 31, 2022		50,315,064	$5,032	$6,429,771	$(6,472,115)	$(37,312)

See accompanying notes to the unaudited interim condensed financial statements

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(Express in United States Dollars (“US dollars”), except for number of shares)

	For the six months ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(26,608)	$254,674
Gain on cancellation of secured promissory notes and convertible notes	-	(225,000)
Gain on cancellation of interest payable	-	(45,781)
Gain on cancellation of third party advances and accrued liabilities	-	(14,760)
Changes in non-cash operating assets and liabilities
Prepayment	(509)	-
Interest payable - Convertible notes	-	13,363
Advances from third parties	-	(20,055)
Advances from a shareholder	14,497	8,091
Accounts payable and accrued liabilities	(8,041)	(33,312)
Net cash flows used in operating activities	(20,661)	(62,780)

CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from secured convertible note	-	40,000
Net cash flows provided by financing activity	-	40,000

Decrease in cash	(20,661)	(22,780)
Cash, beginning of period	21,017	22,780
Cash, end of period	$356	$-

Cash payments for:
Interest	$-	$-
Income taxes	$-	$-

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

NOTE 2 – GOING CONCERN AND BASIS OF PRESENTATION

The Company’s unaudited interim condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2022, the Company has a working capital deficiency of $37,312 (June 30, 2022 - $10,704), and an accumulated deficit of $6,472,115 (June 30, 2022 - $6,445,507). The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the unaudited interim condensed financial statements. The unaudited interim condensed financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies have not changed from the year ended June 30, 2022.

The accompanying unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these unaudited condensed interim financial statements. These unaudited condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended June 30, 2022, as filed with the SEC on September 30, 2022. Operating results for the six months ended December 31, 2022, are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending June 30, 2023.

LEGACY VENTURES INTERNATIONAL, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

NOTE 4 – RELATED PARTY ADVANCES AND BALANCES, AND ADVANCES FROM THIRD PARTIES

For the six months ended December 31, 2022, there were no related party transactions. The Company was advanced funds by a shareholder. The funds were used to pay certain professional fees including auditors and accountants. The balance is non-interest bearing and due on demand. As at December 31, 2022, there was a balance of $25,970 due to the shareholder.

For the six months ended December 31, 2021, there were no related party transactions.

NOTE 5 - BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The Company follows ASC Topic 260 to account for the income (loss) per share. Basic income (loss) per common share (“EPS”) calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents (if dilutive) outstanding. All dilutive common share equivalents were anti-dilutive for the six months ended December 31, 2022 and 2021.

NOTE 6 - COMMON AND PREFERRED STOCK TRANSACTIONS

As of December 31, 2022, the Company was authorized to issue 10,000,000 of preferred stock, with a par value of $0.0001 and 100,000,000 of common stock, with a par value of $0.0001.

There were no common stock transactions for the six months ended December 31, 2022 and 2021.

As of December 31, 2022, and June 30, 2022, the Company had 50,315,064 common stock issued and outstanding.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2022 up through the date the Company issued the financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Liquidity and Capital Resources

As of December 31, 2022, the Company’s primary source of liquidity consisted of $356 (June 30, 2022 - $21,017) in cash. The Company financed its operations through a combination of advances from third parties and the issuance of secured promissory notes and convertible promissory notes.

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

The Company has sustained net losses which have resulted in a total stockholders’ deficiency at December 31, 2022, and is currently experiencing a shortfall in operating capital which raises substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates a net loss for the year ending June 30, 2023 and with the expected cash requirements for the coming months, without additional cash inflows from a corporate transaction, there is substantial doubt as to the Company’s ability to continue operations.

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

Net Cash Used in Operating Activities

During the six months ended December 31, 2022, cash used in operations was $20,661 and $62,780 for the six months ended December 31, 2021, respectively. Cash used in operating activities was primarily the result of settlement of accrual liabilities.

Net Cash Used in Investing Activities

There was no cash used in or provided from investing activities for the six months ended December 31, 2022 and 2021.

Net Cash Provided by Financing Activity

There was no cash used in or provided from financing activities for the six months ended December 31, 2022.

There was cash provided from financing activity of $40,000 for the six months ended December 31, 2021, as a result of the proceeds received from the issuance of a secured promissory note.

Results of Operations

For the three months ended December 31, 2022

Operating expenses. Operating expenses for the three months ended December 31, 2022, was $16,791 compared with $8,344 for the three months ended December 31, 2021. Operating expenses were similar in both period which arised from auditor, transfer agent and consultant.

Other (expenses) income. There was other expenses of $4 for the three months ended December 31, 2022, compared with the other income of $0 for the three months ended December 31, 2021.

Net (loss) income. Net loss for the three months ended December 31, 2022, was $16,795, compared with net loss of $8,344 for the three months ended December 31, 2021.

For the six months ended December 31, 2022

Operating expenses. Operating expenses for the six months ended December 31, 2022, was $26,458 compared with $17,504 for the six months ended December 31, 2021. Operating expenses were similar in both period which arised from auditor, transfer agent and consultant.

Other (expenses) income. There was other expenses of $150 for the six months ended December 31, 2022, compared with the other income of $272,178 for the six months ended December 31, 2021.

Net (loss) income. Net loss for the six months ended December 31, 2022, was $26,608, compared with net income of $254,674 for the six months ended December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the period ended December 31, 2022, that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

LEGACY VENTURES INTERNATIONAL, INC.

Date: February 1, 2023	By:	/s/ Pak Hong WAN
	Name:	Pak Hong WAN
	Title:	Chief Executive Officer, Chief Financial Officer

