Form 10-K
period 2023-06-30
LEGACY VENTURES INTERNATIONAL INC.
filed 2023-09-28
CIK 1616788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by an of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliate of the registrant as of December 31, 2022 was approximately $1,575,320 based on the closing price on December 31, 2022. Shares of the registrant’s common stock held by each executive officer and director and each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There was a total of 50,315,064 shares of the registrant’s common stock outstanding as of September 28, 2023.

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

The following historical quotations obtained online at the OTC Markets website reflects the high and low bids for our Common Stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Fiscal Year Ended June 30, 2023

Quarter Ended	High $	Low $
June 30, 2023	$4.00	$2.60
March 31, 2023	$5.00	$4.00
December 31, 2022	$5.00	$5.00
September 30, 2022	$5.00	$5.00

Fiscal Year Ended June 30, 2022

Quarter Ended	High $	Low $
June 30, 2022	$5.00	$5.00
March 31, 2022	$8.88	$4.00
December 31, 2021	$14.95	$4.00
September 30, 2021	$12.00	$1.25

On September 28, 2023, the last sales price per share of our common stock was $2.6 per share.

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

Shareholders

As of September 28, 2023, there are 50,315,064 shares of Common Stock issued and outstanding held by 37 shareholders of record.

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

Results of Operations for the years ended June 30, 2023 and 2022

Operating expenses. Operating expenses for the year ended June 30, 2023, was $61,943 compared with $54,822 for the year ended June 30, 2022. Operating expenses were similar in both period which arise from professional fee charged by auditor, transfer agent and consultant.

Other income. There was other income of $64 for the year ended June 30, 2023, compared with the other income of $362,290 for the year ended June 30, 2022. The decrease was mainly due to absent of gain on cancellation of secured promissory notes and convertible notes, gain on cancellation of interest payable and gain on cancellation of third party advances and accrued liabilities in the same period in 2023.

Net (loss) income. Net loss for the year ended June 30, 2023, was $61,879, compared with net income of $307,468 for the year ended June 30, 2022.

Liquidity and Capital Resources

As of June 30, 2023, the Company’s primary source of liquidity consisted of $2,187 (June 30, 2022 - $21,017) in cash and prepayment. The Company financed its operations through a combination of advances from a shareholder.

The Company has sustained net losses which have resulted in a total stockholders’ deficiency at June 30, 2023, and is currently experiencing a shortfall in operating capital which raises substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates a net loss for the year ending June 30, 2023 and with the expected cash requirements for the coming months, without additional cash inflows from a corporate transaction, there is substantial doubt as to the Company’s ability to continue operations.

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

Net Cash Used in Operating Activities

During the year ended June 30, 2023, cash used in operations was $44,034 and $93,236 for the year ended June 30, 2022, respectively. Cash used in operating activities was primarily the result of net loss from operations.

Net Cash Used in Investing Activities

There was no cash used in or provided from investing activities for the year ended June 30, 2023 and 2022.

Net Cash Provided by Financing Activities

There was cash provided by financing activities of $24,695 and $91,473, respectively for the year ended June 30, 2023 and 2022, as a result of the advances from a shareholder.

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the current year, the Company has, an accumulated deficit of $6,507,386 as of June 30, 2023 (June 30, 2022 - $6,445,507). The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. These conditions cast substantial doubt on the Company’s ability to continue as a going concern. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the financial statements. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

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

Cash

Cash includes cash balances with banks or with third parties.

Income (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflect the potential dilution of securities that could share in the income (loss) of an entity. Diluted income (loss) per share exclude all potentially dilutive shares if their effect is anti-dilutive. All dilutive common share equivalents were anti-dilutive for the years ended June 30, 2023 and 2022.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LEGACY VENTURES INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Legacy Ventures International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Legacy Ventures International, Inc. (the Company) as of June 30, 2023, and the related consolidated statement of operations and comprehensive income (loss), changes in equity, and cash flow for year ended June 30, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023, and the result of its operations and its cash flow for the year then ended June 30, 2023, in conformity with accounting principles generally accepted in the United States.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had incurred substantial losses during the year, and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

As described in Note 2, for the fiscal years ended June 30, 2023 and 2022, the Company reported accumulated deficit of $6,507,386 and $6,445,507 and a working capital deficiency of $72,583 and $10,704, respectively. The Company’s operations are mainly funded with additional debt or equity financing, which is dependent upon many external factors and may be difficult to raise when required. The Company may not have sufficient cash to fund its operations, and therefore, will require additional funding, which if not raised, may result in the delay, postponement or curtailment of some or all of its activities. Management has prepared future cash flow forecasts, which involves judgement and estimation of key variables, such as planned expenditures, future financings and market conditions.

We identified the Company’s ability to continue as a going concern as a critical audit matter because auditing the Company’s going concern assessment is complex and involves a high degree of auditor judgment to assess the reasonableness of the cash flow forecasts, planned refinancing actions and other assumptions used in the Company’s going concern analysis. The Company’s ability to execute the planned refinancing actions are especially judgmental given that the global financial markets.

This matter is also described in the “Explanatory Paragraph Regarding Going Concern” section of our report.

How the Critical Audit Matter Was Addressed in the Audit

We responded to this matter by performing procedures over management’s assessment of the Company’s ability to continue as a going concern. Our audit work in relation to this included, but was not restricted to, the following:

●	We inquired with management whether there is substantial doubt regarding the Company’s ability to continue as a going concern;
●	We have received the confirmation of financial support from the shareholder, indicating their willingness to continue supporting the company on the next twelve months.
●	We reviewed the related financial statement disclosure in the notes to the financial statements to ensure they are adequate.

Pan-China Singapore PAC(6255)

Chartered Accountants

Singapore

September 28, 2023

We have served as the Company’s auditor since August 2023

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

Mississauga, Canada

September 30, 2022

LEGACY VENTURES INTERNATIONAL, INC.

BALANCE SHEETS

(Express in United States Dollars (“US dollars”), except for number of shares)

	Note	June 30, 2023	June 30, 2022
ASSETS
Current assets
Cash		$1,678	$21,017
Prepayment		509	-
Total assets		$2,187	$21,017
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	4	$38,602	$20,248
Advances from a shareholder	4	36,168	11,473
Total liabilities		$74,770	$31,721

Stockholders’ deficiency
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized: Preferred Stock – no shares issued and outstanding June 30, 2023, and June 30, 2022	6	$-	$-
Common Stock, $0.0001 par value; 100,000,000 shares authorized: Common Stock – 50,315,064 and 50,315,064 shares issued and outstanding June 30, 2023 and June 30, 2022, respectively	6	5,032	5,032
Additional paid in capital		6,429,771	6,429,771
Accumulated deficit		(6,507,386)	(6,445,507)
Total stockholders’ deficiency		(72,583)	(10,704)
Total liabilities and stockholders’ deficiency		$2,187	$21,017

Going concern	2
Subsequent events	8

See accompanying notes to the financial statements

LEGACY VENTURES INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Express in United States Dollars (“US dollars”), except for number of shares)

		For the years ended June 30,
	Note	2023	2022
Operating expenses
Professional fees		$50,300	$40,367
Other general and administration expenses		11,643	14,455
Loss from operations		(61,943)	(54,822)
Other income (expenses)
Interest expense - Convertible and Secured notes		-	(13,363)
Gain on cancellation of secured promissory notes and convertible notes		-	225,000
Gain on cancellation of interest payable		-	45,781
Gain on cancellation of third party advances and accrued liabilities		-	104,760
Exchange gain		229	145
Bank charges and other		(165)	(33)
Total other income		64	362,290
(Loss) Income before taxes		(61,879)	307,468
Net (loss) income and comprehensive (loss) income		$(61,879)	$307,468

Net (loss) income per share - basic and diluted		$(0.00)	$0.03
Weighted average number of common shares outstanding - basic and diluted	5	50,315,064	11,273,968

See accompanying notes to the financial statements

LEGACY VENTURES INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Express in United States Dollars (“US dollars”), except for number of shares)

		Common Stock
	Note	Number of Shares	Amount	Additional paid in capital	Deficit	Total
June 30, 2021		315,064	$32	$6,394,771	$(6,752,975)	$(358,172)
Share issuance	6	50,000,000	5,000	35,000	-	40,000
Net income		-	-	-	307,468	307,468
June 30, 2022		50,315,064	$5,032	$6,429,771	$(6,445,507)	$(10,704)
Net loss		-	-	-	(61,879)	(61,879)
June 30, 2023		50,315,064	$5,032	$6,429,771	$(6,507,386)	$(72,583)

See accompanying notes to the financial statements

LEGACY VENTURES INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(Express in United States Dollars (“US dollars”), except for number of shares)

	For the years ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(61,879)	$307,468
Gain on cancellation of secured promissory notes and convertible notes	-	(225,000)
Gain on cancellation of interest payable	-	(45,781)
Gain on cancellation of third party advances and accrued liabilities	-	(104,760)
Changes in non-cash operating assets and liabilities
Prepayment	(509)	-
Interest payable – Convertible notes	-	13,363
Advances from third parties	-	(20,055)
Accounts payable and accrued liabilities	18,354	(18,471)
Net cash flows used in operating activities	(44,034)	(93,236)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance	-	40,000
Advances from a shareholder	24,695	11,473
Proceeds from secured convertible note	-	40,000
Net cash flows provided by financing activities	24,695	91,473

(Decrease) in cash	(19,339)	(1,763)
Cash, beginning of year	21,017	22,780
Cash, end of year	$1,678	$21,017

Cash payments for:
Interest	$-	$-
Income taxes	$-	$-

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

NOTE 2 – GOING CONCERN AND BASIS OF PRESENTATION

The Company’s audited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2023, the Company has a working capital deficiency of $72,583 (June 30, 2022 - $10,704), and an accumulated deficit of $6,507,386 (June 30, 2022 - $6,445,507). The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the audited financial statements. The audited financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

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

Income (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflect the potential dilution of securities that could share in the income (loss) of an entity. Diluted income (loss) per share exclude all potentially dilutive shares if their effect is anti-dilutive. All dilutive common share equivalents were anti-dilutive for the years ended June 30, 2023 and 2022.

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

NOTE 4 – RELATED PARTY ADVANCES AND BALANCES, AND ADVANCES FROM THIRD PARTIES

For the year ended June 30, 2023, there were no related party transactions. The Company was advanced funds by a shareholder. The funds were used to pay certain professional fees including auditors and accountants. The balance is non-interest bearing and due on demand. As of June 30, 2023, there was a balance of $36,168 due to the shareholder.

For the year ended June 30, 2022, the Company was advanced funds by a shareholder. The funds were used to pay certain professional fees including auditors and accountants. The balance is non-interest bearing and due on demand. As of June 30, 2022, there was a balance of $11,473 due to the shareholder.

NOTE 5 - BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The Company follows ASC Topic 260 to account for the income (loss) per share. Basic income (loss) per common share (“EPS”) calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents (if dilutive) outstanding. All dilutive common share equivalents were anti-dilutive for the year ended June 30, 2023 and 2022.

NOTE 6 - COMMON AND PREFERRED STOCK TRANSACTIONS

As of June 30, 2023, the Company was authorized to issue 10,000,000 of preferred stock, with a par value of $0.0001 and 100,000,000 of common stock, with a par value of $0.0001.

There were no common stock transactions for the year ended June 30, 2023.

During the year ended June 30, 2022, the Company issued 50,000,000 shares of Common Stock through a private placement for gross proceeds of $40,000.

As of June 30, 2023, and June 30, 2022, the Company had 50,315,064 common stock issued and outstanding.

NOTE 7 - INCOME TAXES

Income taxes

The provision for income taxes differs from that computed at the corporate tax rate of approximately 21% (2022-21%) as follows:

	2023	2022
Net income (loss) before income taxes	$(61,879)	$307,468
Expected income tax expense (recovery) at statutory rates	(12,995)	64,570
Tax rate and other adjustments	-	-
Tax effect of non-deductible expenses (taxable items)	-	(18,900)
Change in valuation allowance	12,995	(45,670)
Provision for (benefit from) income taxes	$-	$-

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

Net deferred tax assets consist of the following components as of June 30, 2023 and 2022:

	2023	2022
Deferred tax assets (non-current):
Net operating loss	$420,125	$407,130
Valuation allowance	(420,125)	(407,130)
Net deferred tax assets	$-	$-

NOTE 8 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2023 up through the date the Company issued the financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Our management, including our Chief Executive Officer and Principal Financial Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making this assessment, management used the framework in Internal Control - Integrated Framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the COSO- 2013 criteria. Based on the assessment performed, management believes that as of June 30, 2023, our internal control over financial reporting was not effective based upon the COSO-2013 criteria. Additionally, based on management’s assessment, we determined that there were material weaknesses in our internal control over financial reporting as of June 30, 2023.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

During the year ended June 30, 2023, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure regarding foreign jurisdictions that prevent inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of June 30, 2023.

Name	Age	Office(s) held

Pak Hong WAN	42	Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and Director
Ying Feng LAI	32	Director

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

Ying Feng LAI - Director

Mr. Ying Feng LAI (“Mr. LAI”), age 32, obtained his Diploma of Business Administration in the Columbia College in Canada in 2012.

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

Code of Ethics

As of June 30, 2023, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Compensation Discussion and Analysis

We presently do not have employment or compensation agreements with any of our named executive officers and have not established any overall system of executive compensation or any fixed policies regarding compensation of executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Pak Hong WAN (1)	2023	-	-	-	-	-	-	-	-
President and CEO	2022	-	-	-	-	-	-	-	-

(1)	Mr. Pak Hong WAN was appointed as President and CEO on December 2, 2021.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

None

Director Compensation

Name	Fee earned or paid in cash	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Pak Hong WAN(1)
-2023	-	-	-	-	-	-	-
-2022	-	$-	-	-	-	-	$-
Ying Feng LAI(2)
-2023	-	-	-	-	-	-	-
-2022	-	$-	-	-	-	-	$-

(1)	Mr. Pak Hong WAN was appointed as director on December 2, 2021.
(2)	Mr. Ying Feng LAI was appointed director on October 25, 2021.

Employment Agreements with Current Management

We do not currently have any employment agreements in place with any of our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our capital stock by each executive officer and director, by each person known by us to beneficially own more than 5% of any class of stock and by the executive officers and directors as a group. Percentage figures for beneficial ownership of common stock are based upon: 50,315,064 shares of common stock outstanding as of September 28, 2023.

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

During the year ended June 30, 2023, Wei TJONG advanced $24,695 for operating expenses.

During the year ended June 30, 2023, the Company did not have transaction with Wei TJONG.

Amounts due to Wei TJONG as of June 30, 2023 and June 30, 2022, were $36,168 and $11,473, respectively.

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

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees billed for the last fiscal year by the Company’s independent registered public accounting firm, PAN-CHINA SINGAPORE PAC for the year ended June 30, 2023, in connection with the audit of the Company’s financial statements and other professional services rendered.

Year Ended:	Audit Services	Audit Related Fees	Tax Fees	Other Fees
June 30, 2023	$14,000	$–	$–	$–

The following table presents the aggregate fees billed for each of the last two fiscal years by the Company’s independent registered public accounting firm, MNP LLP for the period ended March 31, 2023 and year ended June 30, 2022, in connection with the audit of the Company’s financial statements and other professional services rendered.

Period/Year Ended:	Audit Services	Audit Related Fees	Tax Fees	Other Fees
March 31, 2023	$10,122	$–	$–	$–
June 30, 2022	$19,182	$–	$–	$–

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

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit Number	Description
2.1	Share Exchange Agreement between the Company and RM Fresh Brands, Inc., dated September 30, 2015 (2)
2.2	Addendum No. 1 to Share Exchange Agreement between the Company and RM Fresh Brands, Inc., dated as of November 20, 2015 (3)
2.3	Share Exchange Agreement between the Company and Nexalin technology, Inc.., dated September 1, 2017 (5)
2.4	Form of Warrant (5)
3.1	Articles of Incorporation (1)
3.3	Bylaws (1)
10.1	Share Cancellation Agreement, dated September 30, 2015 (2)
10.2	Addendum No. 1 to Share Cancellation Agreement, dated as of November 20, 2015 (3)
10.3	Form of Executive Management Agreement, dated September 30, 2015 (2)
10.4	Shareholder Agreement(4)
10.5	Release(4)
10.6	Demand Promissory Note(4)
10.7	Assignment Agreement(4)
10.8	Stock Purchase Agreement, Dated September 29, 2021, By And Among Peter Sohn And Ying Feng Lai, Wei Tjong, Pak Hong Wan, Johnathan Chung Hon Choi, Chi Hung Yeung, And Hau Ming Chow(6)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 formatted in Extensible Business Reporting Language (XBRL).
	101.INS	Inline XBRL Instance Document
	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
	101.SCH	Inline XBRL Taxonomy Extension Schema

(1)	Incorporated by reference to the registration statement on Form S-1 filed on September 30, 2014.
(2)	Incorporated by reference to the current report on Form 8-K filed on October 7, 2015.
(3)	Incorporated by reference to the quarterly report on Form 10-Q filed on November 23, 2015.
(4)	Incorporated by reference to the current report on Form 8-K filed on September 2, 2016.
(5)	Incorporated by reference to the current report on Form 8-K filed on September 15, 2017.
(6)	Incorporated by reference to the current report on Form 8-K filed on October 14, 2021.
*	Provided herewith
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of September 2023.

Legacy Ventures International, Inc.
(Registrant)

By:	/s/ Pak Hong WAN
Pak Hong WAN

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Pak Hong WAN	President and Chief Executive Officer	September 28, 2023
Pak Hong WAN	(Principal Executive and Financial Officer)

