Form 10-K
period 2024-06-30
LEGACY VENTURES INTERNATIONAL INC.
filed 2024-11-27
CIK 1616788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended June 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by an of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliate of the registrant as of December 31, 2023 was approximately $806,564 based on the closing price on December 31, 2023. Shares of the registrant’s common stock held by each executive officer and director and each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There was a total of 50,315,064 shares of the registrant’s common stock outstanding as of November 27, 2024.

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

On December 27, 2023, the Company incorporate Ever Green Living Ventures Ltd, a company incorporated in Hong Kong. The Company owns 100% of Ever Green Living Ventures Ltd. The Company plans to engage in Biotech research & development and health care research & development through its wholly owned subsidiary in Hong Kong.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 1C. CYBERSECURITY

We do not currently engage in any business activities that provide revenue or cash flow. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents.

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

The following historical quotations obtained online at the OTC Markets website reflects the high and low bids for our Common Stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Fiscal Year Ended June 30, 2024

Quarter Ended	High $	Low $
June 30, 2024	$2.05	$2.00
March 31, 2024	$2.56	$2.50
December 31, 2023	$2.60	$2.56
September 30, 2023	$2.60	$2.60

Fiscal Year Ended June 30, 2023

Quarter Ended	High $	Low $
June 30, 2023	$4.00	$2.60
March 31, 2023	$5.00	$4.00
December 31, 2023	$5.00	$5.00
September 30, 2022	$5.00	$5.00

On November 27, 2024, the last sales price per share of our common stock was $2.0 per share.

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

Shareholders

As of November 27, 2024, there are 50,315,064 shares of Common Stock issued and outstanding held by 37 shareholders of record.

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

None.

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

On December 27, 2023, the Company incorporate Ever Green Living Ventures Ltd, a company incorporated in Hong Kong. The Company owns 100% of Ever Green Living Ventures Ltd. The Company plans to engage in Biotech research & development and health care research & development through its wholly owned subsidiary in Hong Kong.

Results of Operations for the years ended June 30, 2024 and 2023

Operating expenses. Operating expenses for the year ended June 30, 2024, was $64,291 compared with $61,943 for the year ended June 30, 2023. Operating expenses were similar in both period which arise from professional fee charged by auditor, transfer agent and consultant.

Other income. There was other income of $5 for the year ended June 30, 2024, compared with the other income of $64 for the year ended June 30, 2023. Other income arises from exchange gain for both periods.

Net loss. Net loss for the year ended June 30, 2024, was $64,286, compared with net loss of $61,879 for the year ended June 30, 2023.

Liquidity and Capital Resources

As of June 30, 2024, the Company’s primary source of liquidity consisted of $842 (June 30, 2023 - $2,187) in cash and prepayment. The Company financed its operations through a combination of advances from a shareholder.

The Company has sustained net losses which have resulted in a total stockholders’ deficiency at June 30, 2024, and is currently experiencing a shortfall in operating capital which raises substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates a net loss for the year ending June 30, 2024 and with the expected cash requirements for the coming months, without additional cash inflows from a corporate transaction, there is substantial doubt as to the Company’s ability to continue operations.

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

Net Cash Used in Operating Activities

During the year ended June 30, 2024, cash used in operations was $70,475 and $44,034 for the year ended June 30, 2023, respectively. Cash used in operating activities was primarily the result of net loss from operations.

Net Cash Used in Investing Activities

There was no cash used in or provided from investing activities for the year ended June 30, 2024 and 2023.

Net Cash Provided by Financing Activities

There was cash provided by financing activities of $69,639 and $24,695, respectively for the year ended June 30, 2024 and 2023, as a result of the advances from a shareholder and a director.

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the current year, the Company has, an accumulated deficit of $6,571,672 as of June 30, 2024 (June 30, 2023 - $6,507,386). The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. These conditions cast substantial doubt on the Company’s ability to continue as a going concern. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the financial statements. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

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

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in United States dollars (“USD”). All material inter-company accounts and transactions have been eliminated in consolidation.

The Company’s fiscal year-end is June 30. The Company’s functional currency is USD and the Company’s reporting currency is USD.

The accompanying consolidated financial statements are presented on the basis that the Company is a going concern. The going concern assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Cash

Cash includes cash balances with banks or with third parties.

Income (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflect the potential dilution of securities that could share in the income (loss) of an entity. Diluted income (loss) per share exclude all potentially dilutive shares if their effect is anti-dilutive. All dilutive common share equivalents were anti-dilutive for the years ended June 30, 2024 and 2023.

Foreign Currency Translation

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

The reporting currency of the Company is United States Dollars (“US$”). The Company’s subsidiary in Hong Kong maintains its books and record in Hong Kong Dollars (“HK$”), and HK$ is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective periods:

As of and for the year ended June 30, 2024
Period-end HK$ : US$1 exchange rate	7.8
Period-average HK$ : US$1 exchange rate	7.8

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

Related party balances and transactions

A related party is generally defined as:

(i)	any person that holds the Company’s securities including such person’s immediate families,

(ii)	the Company’s management,

(iii)	someone that directly or indirectly controls, is controlled by or is under common control with the Company, or

(iv)	anyone who can significantly influence the financial and operating decisions of the Company.

A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

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

Legacy Ventures International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Legacy Ventures International, Inc. (the Company) as of June 30, 2024, and the related consolidated statement of operations and comprehensive income (loss), changes in equity, and cash flow for year ended June 30, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2024, and the related consolidated statements of operations and other comprehensive income/(loss), changes in stockholders’ deficiency and its cash flow for the year then ended June 30, 2024, in conformity with accounting principles generally accepted in the United States.

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

Critical Audit Matter

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ Pan-China Singapore PAC

Pan-China Singapore PAC (6255)

Chartered Accountants

Singapore

November 27, 2024

We have served as the Company’s auditor since August 2023

LEGACY VENTURES INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Express in United States Dollars (“US dollars”), except for number of shares)

	Note	June 30, 2024	June 30, 2023
ASSETS
Current assets
Cash		$842	$1,678
Prepayment		-	509
Total assets		$842	$2,187
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	4	$31,904	$38,602
Amount due to a director	4	1,282	-
Advances from a shareholder	4	104,525	36,168
Total liabilities		$137,711	$74,770

Stockholders’ deficiency
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized: Preferred Stock – no shares issued and outstanding June 30, 2024, and June 30, 2023	6	$-	$-
Common Stock, $0.0001 par value; 100,000,000 shares authorized: Common Stock – 50,315,064 and 50,315,064 shares issued and outstanding June 30, 2024 and June 30, 2023, respectively	6	5,032	5,032
Additional paid in capital		6,429,771	6,429,771
Accumulated deficit		(6,571,672)	(6,507,386)
Total stockholders’ deficiency		(136,869)	(72,583)
Total liabilities and stockholders’ deficiency		$842	$2,187

Going concern	2
Subsequent events	8

See accompanying notes to the financial statements

LEGACY VENTURES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Express in United States Dollars (“US dollars”), except for number of shares)

		For the years ended June 30,
	Note	2024	2023
Operating expenses
Professional fees		$42,000	$50,300
Other general and administration expenses		22,291	11,643
Loss from operations		(64,291)	(61,943)
Other income (expenses)
Exchange gain		5	229
Bank charges and other		-	(165)
Total other income		5	64
(Loss) Income before taxes		(64,286)	(61,879)
Net (loss) income and comprehensive (loss) income		$(64,286)	$(61,879)

Net (loss) income per share - basic and diluted		$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	5	50,315,064	50,315,064

See accompanying notes to the financial statements

LEGACY VENTURES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Express in United States Dollars (“US dollars”), except for number of shares)

		Common Stock		Additional
	Note	Number of Shares	Amount	paid in capital	Deficit	Total
June 30, 2022		50,315,064	$5,032	$6,429,771	$(6,445,507)	$(10,704)

Net loss		-	-	-	(61,879)	(61,879)

June 30, 2023		50,315,064	$5,032	$6,429,771	$(6,507,386)	$(72,583)
Net loss		-	-	-	(64,286)	(64,286)

June 30, 2024		50,315,064	$5,032	$6,429,771	$(6,571,672)	$(136,869)

See accompanying notes to the financial statements

LEGACY VENTURES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Express in United States Dollars (“US dollars”), except for number of shares)

	For the years ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(64,286)	$(61,879)
Changes in non-cash operating assets and liabilities
Prepayment	509	(509)
Accounts payable and accrued liabilities	(6,698)	18,354
Net cash flows used in operating activities	(70,475)	(44,034)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from a shareholder	68,357	24,695
Amount due to a director	1,282	-
Net cash flows provided by financing activities	69,639	24,695

(Decrease) in cash	(836)	(19,339)
Cash, beginning of year	1,678	21,017
Cash, end of year	$842	$1,678

Cash payments for:
Interest	$-	$-
Income taxes	$-	$-

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

On December 27, 2023, the Company incorporate Ever Green Living Ventures Ltd, a company incorporated in Hong Kong, with incorporation fee of $1,410. The Company owns 100% of Ever Green Living Ventures Ltd. The Company plans to engage in Biotech research & development and health care research & development through its wholly owned subsidiary in Hong Kong.

NOTE 2 – GOING CONCERN AND BASIS OF PRESENTATION

The Company’s audited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2024, the Company has a working capital deficiency of $136,869 (June 30, 2023 - $72,583), and an accumulated deficit of $6,571,672 (June 30, 2023 - $6,507,386). The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the audited financial statements. The audited financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in United States dollars (“USD”). All material inter-company accounts and transactions have been eliminated in consolidation.

The Company’s fiscal year-end is June 30. The Company’s functional currency is USD and the Company’s reporting currency is USD.

The accompanying consolidated financial statements are presented on the basis that the Company is a going concern. The going concern assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Cash

Cash includes cash on hand and balances with banks or with third parties.

Income (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflect the potential dilution of securities that could share in the income (loss) of an entity. Diluted income (loss) per share exclude all potentially dilutive shares if their effect is anti-dilutive. All dilutive common share equivalents were anti-dilutive for the years ended June 30, 2024 and 2023.

Foreign Currency Translation

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

The reporting currency of the Company is United States Dollars (“US$”). The Company’s subsidiary in Hong Kong maintains its books and record in Hong Kong Dollars (“HK$”), and HK$ is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective periods:

As of and for the year ended June 30, 2024
Period-end HK$ : US$1 exchange rate	7.8
Period-average HK$ : US$1 exchange rate	7.8

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

Related party balances and transactions

A related party is generally defined as:

(i)	any person that holds the Company’s securities including such person’s immediate families,

(ii)	the Company’s management,

(iii)	someone that directly or indirectly controls, is controlled by or is under common control with the Company, or

(iv)	anyone who can significantly influence the financial and operating decisions of the Company.

A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

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

NOTE 4 – RELATED PARTY ADVANCES AND BALANCES, AND ADVANCES FROM THIRD PARTIES

For the year ended June 30, 2024, there is an advance from a shareholder of $68,357. The Company was advanced funds by a shareholder. The funds were used to pay certain professional fees including auditors and accountants. The balance is non-interest bearing and due on demand. As of June 30, 2024 and June 30, 2023, there were a balance of $104,525 and $36,168 due to the shareholder, respectively.

For the year ended June 30, 2024, there is an amount due to a director of $1,282. The Company was advanced funds by a director. The funds were used to pay the incorporation fee of subsidiary. The balance is non-interest bearing and due on demand. As of June 30, 2024 and June 30, 2023, there were a balance of $1,282 and nil due to the director, respectively.

NOTE 5 - BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The Company follows ASC Topic 260 to account for the income (loss) per share. Basic income (loss) per common share (“EPS”) calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents (if dilutive) outstanding. All dilutive common share equivalents were anti-dilutive for the year ended June 30, 2024 and 2023.

NOTE 6 - COMMON AND PREFERRED STOCK TRANSACTIONS

As of June 30, 2024, the Company was authorized to issue 10,000,000 of preferred stock, with a par value of $0.0001 and 100,000,000 of common stock, with a par value of $0.0001.

There were no common stock transactions for the year ended June 30, 2024.

As of June 30, 2024, and June 30, 2023, the Company had 50,315,064 common stock issued and outstanding.

NOTE 7 - INCOME TAXES

Income taxes

The provision for income taxes differs from that computed at the corporate tax rate of approximately 21% (2023-21%) as follows:

	2024	2023
Net income (loss) before income taxes	$(64,286)	$(61,879)
Expected income tax expense (recovery) at statutory rates	(13,500)	(12,995)
Effect of foreign tax rate difference	180	-
Tax effect of non-deductible expenses (taxable items)	-	-
Change in valuation allowance	13,320	12,995
Provision for (benefit from) income taxes	$-	$-

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

Net deferred tax assets consist of the following components as of June 30, 2024 and 2023:

	2024	2023
Deferred tax assets (non-current):
Net operating loss	$433,445	$420,125
Valuation allowance	(433,445)	(420,125)
Net deferred tax assets	$-	$-

NOTE 8 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2024 up through the date the Company issued the financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Our management, including our Chief Executive Officer and Principal Financial Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2024. In making this assessment, management used the framework in Internal Control - Integrated Framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the COSO- 2013 criteria. Based on the assessment performed, management believes that as of June 30, 2024, our internal control over financial reporting was not effective based upon the COSO-2013 criteria. Additionally, based on management’s assessment, we determined that there were material weaknesses in our internal control over financial reporting as of June 30, 2024.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

During the year ended June 30, 2024, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure regarding foreign jurisdictions that prevent inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of June 30, 2024.

Name	Age	Office(s) held

Hoi Sau KOO	26	Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Hoi Sau KOO– Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and the Chairman of Board of Directors of the Company

Mr. KOO obtained his Bachelor of Social Science (BSSc) degree in Architectural Studies, under the Chinese University of Hong Kong, in 2020.

After graduation in 2020, Mr. KOO started his career as Architectural assistant in HPA (Ho & Partners Architects Engineers & Development Consultants Limited), one of Hong Kong’s major architectural practices and a strategic partner of HKTDC’s Belt and Road-related initiatives. Mr. KOO worked with the architectural teams to run local projects such as responsible for working and presentation drawings.

Since 2022 to present, Mr. KOO works as Assistant Director of Asia Asset Limited, a company engaged in fund management, private equity, and industry investments. Mr. KOO provides assistance, professional advice, opinion and support to directors of the company in China, Hong Kong and overseas for decisions making and solutions. One of Mr. KOO’s job responsibility is to explore, search, identify, analyze and assess feasible investment projects in China for clients and the company.

Mr. KOO has been appointed as a Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and Directors of the Company since October 16, 2023.

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

Code of Ethics

As of June 30, 2024, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Compensation Discussion and Analysis

We presently do not have employment or compensation agreements with any of our named executive officers and have not established any overall system of executive compensation or any fixed policies regarding compensation of executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hoi Sau KOO (1)	2024	-	-	-	-	-	-	-	-
President and CEO	2023	-	-	-	-	-	-	-	-
Pak Hong WAN (2)	2024	-	-	-	-	-	-	-	-
Ex-President and CEO	2023	-	-	-	-	-	-	-	-

(1)	Mr. Hoi Sau KOO was appointed as President and CEO on October 16, 2023.
(2)	Mr. Pak Hong WAN was resigned as President and CEO on October 16, 2023.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

None

Director Compensation

Name	Fee earned or paid in cash	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Hoi Sau KOO(1)
-2024	-	-	-	-	-	-	-
-2023	-	$-	-	-	-	-	$-
Pak Hong WAN(2)
-2024	-	-	-	-	-	-	-
-2023	-	$-	-	-	-	-	$-
Ying Feng LAI(3)
-2024	-	-	-	-	-	-	-
-2023	-	$-	-	-	-	-	$-

(1)	Mr. Hoi Sau KOO was appointed as director on October 16, 2023.
(2)	Mr. Pak Hong WAN was resigned as Director on October 16, 2023.
(3)	Mr. Ying Feng LAI was resigned as Director on October 16, 2023.

Employment Agreements with Current Management

We do not currently have any employment agreements in place with any of our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our capital stock by each executive officer and director, by each person known by us to beneficially own more than 5% of any class of stock and by the executive officers and directors as a group. Percentage figures for beneficial ownership of common stock are based upon: 50,315,064 shares of common stock outstanding as of November 27, 2024.

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

Related Party Transactions

Related parties’ relationships are as follows:

Wei TJONG	Major shareholder of the Company
Hoi Sau KOO	Director of the Company

During the year ended June 30, 2024, Wei TJONG and Hoi Sau KOO advanced $68,357 and $1,282, respectively, for operating expenses

Amounts due to Wei TJONG as of June 30, 2024 and June 30, 2023, were $104,525 and $36,168, respectively.

Amounts due to Hoi Sau KOO as of June 30, 2024 and June 30, 2023, were $1,282 and nil, respectively.

The owing to Wei TJONG and Hoi Sau KOO consists of working capital advances and borrowings. These amounts are due on demand and are non-interest bearing.

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

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees billed for each of the last two fiscal years by the Company’s independent registered public accounting firm, PAN-CHINA SINGAPORE PAC for the year ended June 30, 2024 and 2023, in connection with the audit of the Company’s financial statements and other professional services rendered.

Year Ended:	Audit Services	Audit Related Fees	Tax Fees	Other Fees
June 30, 2024	$19,000	$–	$–	$–
June 30, 2023	$14,000	$–	$–	$–

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

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit Number	Description
2.1	Share Exchange Agreement between the Company and RM Fresh Brands, Inc., dated September 30, 2015 (2)
2.2	Addendum No. 1 to Share Exchange Agreement between the Company and RM Fresh Brands, Inc., dated as of November 20, 2015 (3)
2.3	Share Exchange Agreement between the Company and Nexalin technology, Inc.., dated September 1, 2017 (5)
2.4	Form of Warrant (5)
3.1	Articles of Incorporation (1)
3.3	Bylaws (1)
10.1	Share Cancellation Agreement, dated September 30, 2015 (2)
10.2	Addendum No. 1 to Share Cancellation Agreement, dated as of November 20, 2015 (3)
10.3	Form of Executive Management Agreement, dated September 30, 2015 (2)
10.4	Shareholder Agreement(4)
10.5	Release(4)
10.6	Demand Promissory Note(4)
10.7	Assignment Agreement(4)
10.8	Stock Purchase Agreement, Dated September 29, 2021, By And Among Peter Sohn And Ying Feng Lai, Wei Tjong, Pak Hong Wan, Johnathan Chung Hon Choi, Chi Hung Yeung, And Hau Ming Chow(6)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 formatted in Extensible Business Reporting Language (XBRL).
	101.INS	Inline XBRL Instance Document
	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
	101.SCH	Inline XBRL Taxonomy Extension Schema

(1)	Incorporated by reference to the registration statement on Form S-1 filed on September 30, 2014.
(2)	Incorporated by reference to the current report on Form 8-K filed on October 7, 2015.
(3)	Incorporated by reference to the quarterly report on Form 10-Q filed on November 23, 2015.
(4)	Incorporated by reference to the current report on Form 8-K filed on September 2, 2016.
(5)	Incorporated by reference to the current report on Form 8-K filed on September 15, 2017.
(6)	Incorporated by reference to the current report on Form 8-K filed on October 14, 2021.
*	Provided herewith
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of November 2024.

Legacy Ventures International, Inc.
(Registrant)

By:	/s/ Hoi Sau KOO
Hoi Sau KOO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Hoi Sau KOO	President and Chief Executive Officer	November 27, 2024
Hoi Sau KOO	(Principal Executive and Financial Officer)

