Form 10-Q
period 2024-09-30
LEGACY VENTURES INTERNATIONAL INC.
filed 2024-12-30
CIK 1616788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of December 30, 2024, there were 50,315,064 outstanding shares of the registrant’s common stock, $0.0001 par value per share

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Interim Condensed Consolidated Financial Statements of the Company are prepared as of September 30, 2024

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(Express in United States Dollars (“US dollars”), except for number of shares)

	Note	September 30, 2024	June 30, 2024
ASSETS
Current assets
Cash		$1,092	$842
Total assets		$1,092	$842

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	4	$39,082	$31,904
Amount due to a director	4	1,282	1,282
Advances from a shareholder	4	118,068	104,525
Total liabilities		$158,432	$137,711

Stockholders’ deficiency
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized: Preferred Stock – no shares issued and outstanding September 30, 2024, and June 30, 2024	6	$-	$-
Common Stock, $0.0001 par value; 100,000,000 shares authorized: Common Stock – 50,315,064 shares issued and outstanding September 30, 2024 and June 30, 2024	6	5,032	5,032
Additional paid in capital		6,429,771	6,429,771
Accumulated deficit		(6,592,143)	(6,571,672)
Total stockholders’ deficiency		(157,340)	(136,869)
Total liabilities and stockholders’ deficiency		$1,092	$842

Going Concern	2
Subsequent events	7

See accompanying notes to the unaudited interim condensed consolidated financial statements

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(Express in United States Dollars (“US dollars”), except for number of shares)

		For the three months ended September 30,
	Note	2024	2023
Operating expenses
Professional fees		$19,742	$5,500
Other general and administration expenses		723	1,244
Loss from operations		(20,465)	(6,744)
Other expenses
Bank charges and other		6	-
Total other expenses		(6)	-
Loss before taxes		(20,471)	(6,744)
Net loss and comprehensive loss		$(20,471)	$(6,744)

Net loss per share - basic and diluted	5	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted		50,315,064	50,315,064

See accompanying notes to the unaudited interim condensed consolidated financial statements

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

(Express in United States Dollars (“US dollars”), except for number of shares)

For the three months ended September 30, 2023

		Common Stock		Additional
	Note	Number of Shares	Amount	paid in capital	Deficit	Total
June 30, 2023		50,315,064	$5,032	$6,429,771	$(6,507,386)	$(72,583)
Net loss		-	-	-	(6,744)	(6,744)
September 30, 2023		50,315,064	$5,032	$6,429,771	$(6,514,130)	$(79,327)

For the three months ended September 30, 2024

		Common Stock		Additional
	Note	Number of Shares	Amount	paid in capital	Deficit	Total
June 30, 2024		50,315,064	$5,032	$6,429,771	$(6,571,672)	$(136,869)
Net loss		-	-	-	(20,471)	(20,471)
September 30, 2024		50,315,064	$5,032	$6,429,771	$(6,592,143)	$(157,340)

See accompanying notes to the unaudited interim condensed consolidated financial statements

LEGACY VENTURES INTERNATIONAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Express in United States Dollars (“US dollars”), except for number of shares)

	For the three months ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,471)	$(6,744)

Changes in non-cash operating assets and liabilities
Accounts payable and accrued liabilities	7,178	(3,092)
Net cash flows used in operating activities	(13,293)	(9,836)

CASH FLOWS FROM FINANCING ACTIVITY:
Advances from a shareholder	13,543	9,000
Net cash flows provided by financing activity	13,543	9,000

Increase (Decrease) in cash	250	(836)
Cash, beginning of period	842	1,678
Cash, end of period	$1,092	$842

Cash payments for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to the unaudited interim condensed consolidated financial statements

LEGACY VENTURES INTERNATIONAL, INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 – GOING CONCERN AND BASIS OF PRESENTATION

The Company’s unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2024, the Company has a working capital deficiency of $157,340 (June 30, 2024 - $136,869), and an accumulated deficit of $6,592,143 (June 30, 2024 - $6,571,672). The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the audited financial statements. The audited financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies have not changed from the year ended June 30, 2024.

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these unaudited condensed consolidated interim financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended June 30, 2024, as filed with the SEC on November 27, 2024. Operating results for the three months ended September 30, 2024, are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending June 30, 2025.

LEGACY VENTURES INTERNATIONAL, INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

NOTE 4 – RELATED PARTY ADVANCES AND BALANCES, AND ADVANCES FROM THIRD PARTIES

For the three months ended September 30, 2024, there is an advance from a shareholder of $13,543. The Company was advanced funds by a shareholder. The funds were used to pay certain professional fees including auditors and accountants. As of September 30, 2024 and June 30, 2024, there were a balance of $118,068 and $104,525 due to the shareholder, respectively. The balance is non-interest bearing and due on demand.

As of September 30, 2024 and June 30, 2024, there were a balance of $1,282 and $1,282 due to the director, respectively. The balance is non-interest bearing and due on demand.

NOTE 5 - BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The Company follows ASC Topic 260 to account for the income (loss) per share. Basic income (loss) per common share (“EPS”) calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents (if dilutive) outstanding. All dilutive common share equivalents were anti-dilutive for the three months ended September 30, 2024 and 2023.

NOTE 6 - COMMON AND PREFERRED STOCK TRANSACTIONS

As of September 30, 2024, the Company was authorized to issue 10,000,000 of preferred stock, with a par value of $0.0001 and 100,000,000 of common stock, with a par value of $0.0001.

There were no common stock transactions for the three months ended September 30, 2024 and 2023.

As of September 30, 2024, and June 30, 2024, the Company had 50,315,064 common stock issued and outstanding.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2024 up through the date the Company issued the financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Liquidity and Capital Resources

As of September 30, 2024, the Company’s primary source of liquidity consisted of $1,092 (June 30, 2024 - $842) in cash. The Company financed its operations through a combination of advances from a shareholder and a director.

The Company has sustained net losses which have resulted in a total stockholders’ deficiency at September 30, 2024, and is currently experiencing a shortfall in operating capital which raises substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates a net loss for the period ending September 30, 2024 and with the expected cash requirements for the coming months, without additional cash inflows from a corporate transaction, there is substantial doubt as to the Company’s ability to continue operations.

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

Net Cash Used in Operating Activities

During the three months ended September 30, 2024, cash used in operations was $13,293 and $9,836 for the three months ended September 30, 2023, respectively. Cash used in operating activities was primarily the result of net loss from operations and settlement of accrual liabilities.

Net Cash Used in Investing Activities

There was no cash used in or provided by investing activities for the three months ended September 30, 2024 and 2023.

Net Cash Provided by Financing Activity

There was cash provided by financing activities of $13,543 and $9,000, respectively for the three months ended September 30, 2024 and 2023, as a result of the advances from a shareholder.

Results of Operations

For the three months ended September 30, 2024

Operating expenses. Operating expenses for the three months ended September 30, 2024, was $20,465 compared with $6,744 for the three months ended September 30, 2023. Operating expenses were similar in both period which arise from professional fee charged by auditor, valuation surveyor and consultant.

Other expenses. There were other expenses of $6 for the three months ended September 30, 2024. There were no other expenses the three months ended September 30, 2023. Other expenses arise from the bank charges.

Net loss. Net loss for the three months ended September 30, 2024, was $20,471, compared with net loss of $6,744 for the three months ended September 30, 2023.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the period ended September 30, 2024, that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

LEGACY VENTURES INTERNATIONAL, INC.

Date: December 30, 2024	By:	/s/ Hoi Sau KOO
	Name:	Hoi Sau KOO
	Title:	Chief Executive Officer, Chief Financial Officer

